Form 10-Q
period 1994-03-31
CABLE TV FUND 14 B LTD
filed 1994-05-13
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1994
                                       or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

                        Commission File Number 0-16200

                           CABLE TV FUND 14-B, LTD.
               Exact name of registrant as specified in charter

Colorado                                                             #84-1024658
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                -----

                              CABLE TV FUND 14-B
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                          March 31,          December 31,
                          ASSETS                                            1994                 1993
                                                                        -------------        -------------
CASH                                                                    $   1,090,858        $     410,238

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $83,428 and $90,753
  at March 31, 1994 and December 31, 1993,
  respectively                                                                822,453            1,331,434

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   81,720,853           80,586,783
  Less- accumulated depreciation                                          (33,136,599)         (31,708,982)
                                                                        -------------        -------------

                                                                           48,584,254           48,877,801

  Franchise costs, net of accumulated amortization of
    $38,846,910 and $37,174,465 at March 31, 1994
    and December 31, 1993, respectively                                    47,083,887           48,756,332
  Subscriber lists, net of accumulated amortization of
    $12,673,260 and $12,258,896 at March 31, 1994
    and December 31, 1993, respectively                                     4,849,680            5,264,044
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $4,055,174 and $3,882,714 at March 31, 1994
    and December 31, 1993, respectively                                    23,531,387           23,703,847
                                                                        -------------        -------------

       Total investment in cable television properties                    124,049,208          126,602,024

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               472,050              436,245
                                                                        -------------        -------------

        Total assets                                                    $ 126,434,569        $ 128,779,941
                                                                        =============        =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                        March 31,            December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1994                 1993
                                                                       ------------          ------------
LIABILITIES:
  Debt                                                                 $ 58,822,517          $ 58,881,755
  Accounts payable-
    Trade                                                                   151,318                32,339
    General Partner                                                          -                     29,182
  Deferred brokerage fee                                                    920,000               920,000
  Accrued liabilities                                                     1,064,640             1,314,361
  Subscriber prepayments                                                    569,041               556,640
                                                                       ------------          ------------

        Total liabilities                                                61,527,516            61,734,277
                                                                       ------------          ------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                           7,044,572             7,351,293
                                                                       ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                 1,000
    Accumulated deficit                                                    (548,471)             (530,152)
                                                                       ------------          ------------

                                                                           (547,471)             (529,152)
                                                                       ------------          ------------

  Limited Partners-
    Net contributed capital (261,353 units outstanding at
      March 31, 1994 and December 31, 1993)                             112,127,301           112,127,301
    Accumulated deficit                                                 (53,717,349)          (51,903,778)
                                                                       ------------          ------------

                                                                         58,409,952            60,223,523
                                                                       ------------          ------------

        Total liabilities and
          partners' capital (deficit)                                  $126,434,569          $128,779,941
                                                                       ============          ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                          1994              1993
                                                                       -----------       -----------
REVENUES                                                               $ 7,917,496       $ 7,845,961

COSTS AND EXPENSES:
  Operating, general and administrative                                  4,517,072         4,393,640
  Management fees and allocated overhead from General Partner            1,003,222           969,747
  Depreciation and amortization                                          3,776,845         4,207,565
                                                                       -----------       -----------
OPERATING LOSS                                                          (1,379,643)       (1,724,991)
                                                                       -----------       -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                        (769,918)         (872,501)
  Other, net                                                                10,950            19,844
                                                                       -----------       -----------
        Total other income (expense), net                                 (758,968)         (852,657)
                                                                       -----------       -----------
CONSOLIDATED LOSS                                                       (2,138,611)       (2,577,648)

MINORITY INTEREST IN CONSOLIDATED LOSS                                     306,721           387,120
                                                                       -----------       -----------
NET LOSS                                                               $(1,831,890)      $(2,190,528)
                                                                       ===========       ===========
ALLOCATION OF NET LOSS:
  General Partner                                                      $   (18,319)      $   (21,905)
                                                                       ===========       ===========
  Limited Partners                                                     $(1,813,571)      $(2,168,623)
                                                                       ===========       ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT                                  $     (6.94)      $     (8.30)
                                                                       ===========       ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                            261,353           261,353
                                                                       ===========       ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                          1994              1993
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,831,890)      $(2,190,528)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                      3,776,845         4,207,565
      Amortization of interest rate protection contract                     27,178            27,112
      Minority interest in consolidated net loss                          (306,721)         (387,120)
      Decrease in trade receivables                                        508,981           119,109
      Increase in deposits, prepaid expenses and
        deferred charges                                                  (152,942)           (8,690)
      Decrease in accounts payable, accrued liabilities
        and subscriber prepayments                                        (118,341)         (119,120)
      Decrease in advances from General Partner                            (29,182)          (57,084)
                                                                       -----------       -----------

            Net cash provided by operating activities                    1,873,928         1,591,244
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (1,134,070)       (1,113,124)
                                                                       -----------       -----------

            Net cash used in investing activities                       (1,134,070)       (1,113,124)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 100,000            69,632
  Repayment of debt                                                       (159,238)         (969,684)
  Purchase of interest rate protection contracts                              -             (246,250)
                                                                       -----------       -----------

            Net cash used in financing activities                          (59,238)       (1,146,302)
                                                                       -----------       -----------

Increase (decrease) in cash                                                680,620          (668,182)

Cash, beginning of period                                                  410,238         2,946,329
                                                                       -----------       -----------

Cash, end of period                                                    $ 1,090,858       $ 2,278,147
                                                                       ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                        $   780,928       $   804,419
                                                                       ===========       ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              CABLE TV FUND 14-B
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B (the "Partnership") at March 31, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        As a result of the Partnership's ownership interest in Cable TV Fund 14-A/B Venture (the "Venture") of approximately 73 percent, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Cable TV Fund 14-A in the Venture shown as a minority interest. The Venture owns and operates the cable television system serving certain areas in Broward County, Florida. The Venture does not have any ownership interest in the cable television systems serving Surfside, South Carolina (the "Surfside System") or Little Rock, California (the "Little Rock System"). These systems are owned 100 percent by the Partnership. All interpartnership accounts and transactions have been eliminated.


2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1994 and 1993 were $395,875 and $392,298, respectively.

        The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1994 and 1993 were $607,347 and $577,449, respectively.

(3) Financial information regarding Cable TV Fund 14-A/B Venture is presented below.

                           UNAUDITED BALANCE SHEETS


        ASSETS                                                    March 31, 1994     December 31, 1993
                                                                  --------------     -----------------
Cash and accounts receivable                                      $   1,293,240      $   1,140,477

Investment in cable television properties                            69,399,125         70,822,864

Other assets                                                            399,063            352,475
                                                                  -------------      -------------

        Total assets                                              $  71,091,428      $  72,315,816
                                                                  =============      =============

        LIABILITIES AND PARTNERS' CAPITAL

Debt                                                              $  43,434,538      $  43,461,730

Payables and accrued liabilities                                      1,306,960          1,372,344

Partners' contributed capital                                        70,000,000         70,000,000

Accumulated deficit                                                (43,650,069)       (42,518,258)
                                                                  -------------      -------------

        Total liabilities and partners' capital                   $  71,091,428      $  72,315,816
                                                                  =============      =============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       1994               1993
                                                                    -----------        -----------
Revenues                                                            $ 5,495,740        $ 5,505,923

Operating, general and administrative expense                        (3,060,413)        (3,046,276)

Management fees and allocated overhead from General Partner            (688,291)          (649,086)

Depreciation and amortization                                        (2,304,020)        (2,550,736)
                                                                    -----------        -----------

Operating loss                                                         (556,984)          (740,175)

Interest expense                                                       (576,250)          (701,158)

Other, net                                                                1,423             12,844
                                                                    -----------        -----------

        Net loss                                                    $(1,131,811)       $(1,428,489)
                                                                    ===========        ===========


        Management fees and reimbursements for overhead and administrative expenses paid to the Jones Intercable, Inc. by 14-A/B Venture totalled $274,787 and $413,504, respectively for the three month period ended March 31, 1994, and $275,296 and $373,790, respectively, for the three month period ended March 31, 1993.

                              CABLE TV FUND 14-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

        Cable TV Fund 14-B owns an approximate 73 percent interest in Cable TV Fund 14-A/B Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture system, reduced by the 27 percent minority interest in the Venture.

        During the first three months of 1994, capital expenditures in the Venture-owned Broward County System totalled approximately $880,300. Approximately 27 percent of these expenditures related to plant extensions and approximately 31 percent related to service drops to homes. Rebuild of the cable plant accounted for approximately 11 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $2,243,000. Plant extensions are expected to account for approximately 24 percent of the remaining expenditures. Approximately 25 percent will relate to service drops to homes. Approximately 16 percent will relate to converter replacements. Approximately 10 percent will relate to plant rebuilds in the Broward County System. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures will be funded from cash on hand and cash generated from operations. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's announcement of a further rulemaking regarding the 1992 Cable Act on February 22, 1994.

        On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at March 31, 1994 was $43,290,000. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments due during 1994 were scheduled to be $3,510,000, however the General Partner obtained a waiver of the installment due March 31, 1994 to provide liquidity for capital expenditures. The General Partner is negotiating to reduce principal payments further as well as adjust certain leverage covenants of the credit facility. The regulatory matters discussed below may have an adverse effect on the General Partner's ability to renegotiate the credit facility. If the General Partner is unsuccessful in renegotiating this credit facility, which is not anticipated, the Venture will have to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner to fund scheduled principal repayments and capital expenditures. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of March 31, 1994 and 1993 are 5.04 percent and 4.78 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

        Subject to regulatory matters discussed below and the General Partner's ability to successfully renegotiate the Venture's credit facility, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

        The Partnership expended approximately $253,800 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first quarter of 1994. New plant construction accounted for approximately 26 percent and service drops to homes accounted for approximately 19 percent of these expenditures. Upgrades of the cable plant accounted for approximately 17 percent of the expenditures. The remainder of the expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1993 are approximately $1,757,000. Approximately 38 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 22 percent. The remainder of these expenditures are for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's announcement of a further rulemaking regarding the 1992 Cable Act, and the Partnership's liquidity position.

        The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The reducing revolving credit reduced to $9,500,000 on December 31, 1993, reduces to $8,500,000 on December 31, 1994 and is payable in full on December 31, 1995. At March 31, 1994, $5,700,000 was outstanding under this revolving credit facility, leaving $3,800,000 available until year end for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began March 31, 1993 and the term loan matures on December 31, 1995. As of March 31, 1994, $9,600,000 was outstanding on this term loan. Installment payments made in the first quarter of 1994 totalled $125,000. Installments due for the remainder of 1994 total $375,000. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of March 31, 1994 and 1993 are 5.13 percent and 4.43 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement.

        Subject to regulatory matters discussed below, the General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs.

Regulation and Legislation

        Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/ or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

        Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease is not as severe as originally anticipated. On February 22, 1994, the FCC announced a further rulemaking which could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15, 1994. However, the rules provide for a deferral of refund liability for 60 days under certain conditions, effectively making the rules effective on July 14, 1994. The new rate regulations will likely require further reductions in rates in the Partnership's and the Venture's systems. The General Partner has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative effect on revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

        The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such station are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

        The retransmission consent rules went into effect on October 6, 1993. Throughout the cable television systems owned by the Partnership and the Venture, no television stations withheld their consent to retransmission of its signal, and were no longer carried on October 6, 1993. Certain broadcast signals were carried on October 6, 1993 pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

        There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Courtand a decision is expected in the next several months. Appeals have been filed in a Federal appellate court challenging the validity of the FCC's retransmission consent rules.

                             RESULTS OF OPERATIONS

The results of operations for the Partnership are summarized in the selected financial data below:

                                                           For the Three Months Ended March 31, 1994
                                                       --------------------------------------------------
                                                       Partnership          Venture
                                                          Owned              Owned           Consolidated
                                                       -----------        -----------        ------------
Revenues                                               $ 2,421,756        $ 5,495,740        $ 7,917,496

Operating, general and administrative                  $ 1,456,659        $ 3,060,413        $ 4,517,072

Management fees and allocated
  overhead from General Partner                        $   314,931        $   688,291        $ 1,003,222

Depreciation and amortization                          $ 1,472,825        $ 2,304,020        $ 3,776,845

Operating loss                                         $  (822,659)       $  (556,984)       $(1,379,643)

Interest expense                                       $  (193,668)       $  (576,250)       $  (769,918)

Consolidated loss before minority interest             $(1,006,800)       $(1,131,811)       $(2,138,611)

Minority interest in consolidated loss                 $         -         $  306,721        $   306,721

Net loss                                               $(1,006,800)       $  (825,090)       $(1,831,890)



                                                           For the Three Months Ended March 31, 1993
                                                       --------------------------------------------------
                                                       Partnership          Venture
                                                          Owned              Owned           Consolidated
                                                       -----------        -----------        ------------
Revenues                                               $ 2,340,038        $ 5,505,923         $ 7,845,961

Operating, general and administrative expense          $ 1,347,364        $ 3,046,276         $ 4,393,640

Management fees and allocated
  overhead from General Partner                        $   320,661        $   649,086         $   969,747

Depreciation and amortization                          $ 1,656,829        $ 2,550,736         $ 4,207,565

Operating loss                                         $  (984,816)       $  (740,175)        $(1,724,991)

Interest expense                                       $  (171,343)       $  (701,158)        $  (872,501)

Consolidated loss                                      $(1,149,159)       $(1,428,489)        $(2,557,648)

Minority interest in consolidated loss                 $         -        $   387,120         $   387,120

Net loss                                               $(1,149,159)       $(1,041,369)        $(2,190,528)

Partnership owned -

        Revenues in the Partnership's wholly owned cable television systems increased $81,718, or approximately 3 percent, from $2,340,038 at March 31, 1993 to $2,421,756 at March 31, 1994. The increase in revenue was due primarily to increases in basic subscribers and pay units of approximately 6 percent and 21 percent, respectively. Basic subscribers increased from 21,957 at March 31, 1993 to 23,179 at March 31, 1994. Pay Units increased from 12,897 at March 31, 1993 to 15,663 at March 31, 1994. The increase in revenue would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further.

        Operating, general and administrative expense increased $109,295, or approximately 8 percent, from $1,347,364 at March 31, 1993 to $1,456,659 at March 31, 1994. Operating, general and administrative expense represented 58 percent of revenue for the first quarter of 1993 compared to 60 percent for the similar period in 1994. This increase was due to increases in personnel related costs and programming fees. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from the General Partner decreased $5,730, or approximately 2 percent, from $320,661 at March 31, 1993 to $314,931 at March 31, 1994 due to a decrease in expenses allocated from the General Partner which resulted from an adjustment in allocation methods. Depreciation and amortization expense decreased $184,004, or approximately 11 percent, from $1,656,829 at March 31, 1993 to $1,472,825 at March 31, 1994. This decrease is attributable to the maturation of the Partnership#s tangible asset base.

        Operating loss decreased $162,157, or approximately 16 percent, from $984,616 at March 31, 1993 to $822,659 at March 31, 1994 due primarily to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $21,847, or approximately 3 percent, from $672,013 for the three months ended March 31, 1993 to $650,166 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

        Interest expense increased $22,325, or approximately 13 percent, from $171,343 at March 31, 1993 to $193,668 at March 31, 1994 due to higher effective interest rates on interest bearing obligations. Net loss decreased $142,359, or approximately 12 percent, from $1,149,159 at March 31, 1993 to $1,006,800 at March 31, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

Venture owned -

        In addition to its wholly owned systems, the Partnership owns an approximate 73 percent interest in the Venture. The Venture#s revenues decreased $10,183, or less than 1 percent, from $5,505,923 for the three months ended March 31, 1993 to $5,495,730 in 1994. This decrease in revenues is due to the reduction in basic rates due to basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units of 6 percent and 12 percent, respectively. Basic subscribers totalled 46,611 at March 31, 1994 compared to 44,043 at March 31, 1993. Pay units totalled 39,157 at March 31, 1994 compared to 34,959 at March 31, 1993. No other individual factor was significant to the decrease in revenues.

        Operating, general and administrative expense increased $14,137, or less than one percent, from $3,046,276 at March 31, 1993 to $3,060,413 at March 31, 1994. Operating, general and administrative expense represented 55 percent of revenue for the first quarter of 1993 compared to 56 percent for the similar period in 1994. The increase in operating, general and administrative expense was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating, general and administrative expense. Management fees and allocated overhead from the General Partner increased $39,205, or approximately 6 percent, from $649,086 at March 31, 1993 to $688,291 at March 31, 1994 due primarily to an increase in expenses allocated from the General Partner. Depreciation and amortization expense decreased $246,716, or approximately 10 percent, from $2,550,736 at March 31, 1993 to $2,304,020 at March 31, 1994. This decrease is due to the maturation of the Venture#s asset base.

        In the Broward County System, operating loss decreased $183,191, or approximately 25 percent, from $740,175 at March 31, 1993 to $556,984 at March 31, 1994 due to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $63,525, or approximately 4 percent, from $1,810,561 for the three months ended March 31, 1993 to $1,747,036 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

        Interest expense decreased $124,908, or approximately 18 percent, from $701,158 at Marach 31, 1993 to $576,250 at March 31, 1994 due to lower outstanding balances on interest bearing obligations. Net loss of the Venture decreased $296,678, or approximately 21 percent, from $1,428,489 at March 31, 1993 to $1,131,811 at March 31, 1994. This decrease was primarily attributed to the improvement in operating loss and the decrease in interest expense. These losses are the result of the factors discussed above and are expected to continue in the future.

                          Part II - OTHER INFORMATION


NONE

                                  SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CABLE TV FUND 14-B
                                             BY:  JONES INTERCABLE, INC.
                                                  General Partner



                                             By:  /s/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)



Dated:  May 13, 1994