Form 10-Q
period 1994-06-30
CABLE TV FUND 14 B LTD
filed 1994-08-11
CIK 821480

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994
                                                                  or
(  )     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from ______________________ to ___________________

                         Commission File Number 0-16200

                           CABLE TV FUND 14-B, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1024658
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


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

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,            December 31,
                                                                                       1994                 1993
                                                                                    ------------         ------------
                          ASSETS
                          ------
CASH                                                                                $  1,011,989         $    410,238

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $59,194 and $90,753 at
  June 30, 1994 and December 31, 1993, respectively                                    1,021,102            1,331,434

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                              82,860,297           80,586,783
  Less- accumulated depreciation                                                     (34,576,252)         (31,708,982)
                                                                                    ------------         ------------

                                                                                      48,284,045           48,877,801

  Franchise costs, net of accumulated amortization of
    $40,519,355 and $37,174,465 at June 30, 1994
    and December 31, 1993, respectively                                               45,411,442           48,756,332
  Subscriber lists, net of accumulated amortization of
    $13,087,624 and $12,258,896 at June 30, 1994
    and December 31, 1993, respectively                                                4,435,316            5,264,044
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $4,227,635 and $3,882,714 at June 30, 1994
    and December 31, 1993, respectively                                               23,358,926           23,703,847
                                                                                    ------------         ------------

         Total investment in cable television properties                             121,489,729          126,602,024

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                          577,898              436,245
                                                                                    ------------         ------------

         Total assets                                                               $124,100,718         $128,779,941
                                                                                    ============         ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,            December 31,
                                                                                         1994                  1993
                                                                                     ------------          ------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Debt                                                                               $ 58,377,014          $ 58,881,755
  Accounts payable-
    General Partner                                                                        -                     29,182
    Trade                                                                                 196,388                32,339
  Deferred brokerage fee                                                                  920,000               920,000
  Accrued liabilities                                                                   1,315,395             1,314,361
  Subscriber prepayments                                                                  575,255               556,640
                                                                                     ------------          ------------

         Total liabilities                                                             61,384,052            61,734,277
                                                                                     ------------          ------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                                         6,694,497             7,351,293
                                                                                     ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                     1,000                 1,000
    Accumulated deficit                                                                  (566,874)             (530,152)
                                                                                     ------------          -------------

                                                                                         (565,874)             (529,152)
                                                                                     ------------          -------------

  Limited Partners-
    Net contributed capital (261,353 units outstanding at
      June 30, 1994 and December 31, 1993)                                            112,127,301           112,127,301
    Accumulated deficit                                                               (55,539,258)          (51,903,778)
                                                                                     ------------          ------------

                                                                                       56,588,043            60,223,523
                                                                                     ------------          ------------

         Total liabilities and partners' capital (deficit)                           $124,100,718          $128,779,941
                                                                                     ============          ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Three Months Ended            For the Six Months Ended
                                                                           June 30,                             June 30,
                                                                ------------------------------        ---------------------------

                                                                   1994               1993               1994            1993
                                                                -----------        -----------        -----------     -----------
REVENUES                                                        $ 7,941,145        $ 8,042,892        $15,858,641     $15,888,853

COSTS AND EXPENSES:
  Operating, general and administrative                           4,490,049          4,373,577          9,007,121       8,767,217
  Management fees and allocated overhead
    from General Partner                                            985,378          1,010,144          1,988,600       1,979,891
  Depreciation and amortization                                   3,749,423          3,911,503          7,526,268       8,119,068
                                                                -----------        -----------        -----------     -----------

OPERATING LOSS                                                   (1,283,705)        (1,252,332)        (2,663,348)     (2,977,323)
                                                                -----------        -----------        -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (858,102)          (806,116)        (1,628,020)     (1,678,617)
  Other, net                                                        (48,580)            20,693            (37,630)         40,537
                                                                -----------        -----------        -----------     -----------

         Total other income (expense), net                         (906,682)          (785,423)        (1,665,650)     (1,638,080)
                                                                -----------        -----------        -----------     -----------

CONSOLIDATED LOSS                                                (2,190,387)        (2,037,755)        (4,328,998)     (4,615,403)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                                 350,075            261,698            656,796         648,818
                                                                -----------        -----------        -----------     -----------

NET LOSS                                                        $(1,840,312)       $(1,776,057)       $(3,672,202)    $(3,966,585)
                                                                ===========        ===========        ===========     ===========

ALLOCATION OF NET LOSS:
  General Partner                                               $   (18,403)       $   (17,761)       $   (36,722)    $   (39,666)
                                                                ===========        ===========        ===========     ===========

  Limited Partners                                              $(1,821,909)       $(1,758,296)       $(3,635,480)    $(3,926,919)
                                                                ===========        ===========        ===========     ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                              $     (6.97)       $     (6.73)       $    (13.91)    $    (15.03)
                                                                ===========        ===========        ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                 261,353            261,353            261,353         261,353
                                                                ===========        ===========        ===========     ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                             -------------------------------

                                                                                 1994                1993
                                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (3,672,202)       $(3,966,585)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                             7,526,268          8,119,068
      Amortization of interest rate protection contract                            54,356             53,970
      Minority interest in consolidated net loss                                 (656,796)          (648,818)
      Decrease in trade receivables                                               310,332             77,519
      Increase in deposits, prepaid expenses and deferred charges                (336,469)          (249,796)
      Decrease in advances from General Partner                                   (29,182)          (119,337)
      Increase in accounts payable, accrued liabilities and
        subscriber prepayments                                                    183,699            138,864
                                                                             ------------        -----------

         Net cash provided by operating activities                              3,380,006          3,404,885
                                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (2,273,514)        (2,245,048)
                                                                             ------------        -----------

         Net cash used in investing activities                                 (2,273,514)        (2,245,048)
                                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                        200,000             69,632
  Repayment of debt                                                              (704,741)        (2,238,693)
                                                                             ------------        -----------

         Net cash used in financing activities                                   (504,741)        (2,169,061)
                                                                             ------------        -----------

Increase (decrease) in cash                                                       601,751         (1,009,224)

Cash, beginning of period                                                         410,238          2,946,329
                                                                             ------------        -----------

Cash, end of period                                                          $  1,011,989        $ 1,937,105
                                                                             ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $  1,451,133        $ 1,632,612
                                                                             ============        ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $397,057 and $792,932, respectively, as compared to $402,145 and $794,443, respectively, for the similar 1993 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of partnership assets managed by the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership and the Venture for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1994 were $588,321 and $1,195,668, respectively, as compared to $607,999 and $1,185,448, respectively, for the similar 1993 periods.

(3)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                       June 30, 1994        December 31, 1993
                                                                       -------------        -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                            $  1,141,627          $  1,140,477

Investment in cable television properties                                 67,948,800            70,822,864

Other assets                                                                 518,795               352,475
                                                                        ------------          ------------

         Total assets                                                   $ 69,609,222          $ 72,315,816
                                                                        ============          ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                    $ 43,021,190          $ 43,461,730

Payables and accrued liabilities                                           1,529,893             1,372,344

Partners' contributed capital                                             70,000,000            70,000,000

Accumulated deficit                                                      (44,941,861)          (42,518,258)
                                                                        ------------          ------------

         Total liabilities and partners' capital                        $ 69,609,222          $ 72,315,816
                                                                        ============          ============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                          June 30,                              June 30,
                                                               -------------------------------        ---------------------------

                                                                   1994               1993               1994            1993
                                                               -----------         -----------        -----------     -----------
Revenues                                                       $ 5,478,181         $ 5,639,679        $10,973,921     $11,145,602

Operating, general and administrative expense                   (3,136,788)         (3,108,203)        (6,197,201)     (6,154,479)

Management fees and allocated overhead
  from General Partner                                            (674,876)           (677,430)        (1,363,167)     (1,326,516)

Depreciation and amortization                                   (2,286,350)         (2,253,311)        (4,590,370)     (4,804,047)
                                                               -----------         -----------        -----------     -----------

Operating loss                                                    (619,833)           (399,265)        (1,176,817)     (1,139,440)

Interest expense                                                  (639,272)           (584,442)        (1,215,522)     (1,285,600)
Other, net                                                         (32,687)             18,037            (31,264)         30,881
                                                               -----------         -----------        -----------     -----------

         Net loss                                              $(1,291,792)        $  (965,670)       $(2,423,603)    $(2,394,159)
                                                               ===========         ===========        ===========     ===========

         Management fees paid to the General Partner by the Venture totalled $273,909 and $548,696 respectively, for the three and six month periods ended June 30, 1994, as compared to $281,984 and $557,280, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $400,967 and $814,471, respectively, for the three and six month periods ended June 30, 1994, as compared to $395,446 and $769,236 for the similar 1993 periods.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership owns an approximate 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture system, reduced by the 27 percent minority interest in the Venture.

         During the first six months of 1994, capital expenditures of the Venture-owned Broward County System totalled approximately $1,665,000. The construction of service drops to homes and plant extensions accounted for approximately 24 percent and 19 percent, respectively, of the expenditures. Rebuild and upgrade projects accounted for approximately 11 percent of the expenditures. The remainder of the capital expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Budgeted capital expenditures for the remainder of 1994 are approximately $1,200,000. Of this total, 33 percent is for cable television plant extensions and 32 percent is for the construction of service drops to homes. The remainder of the expenditures is for various enhancements in the Broward County System. Such capital expenditures are expected to be funded from cash generated from operations and cash on hand. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

         On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at June 30, 1994 was $42,900,156. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to adjust the level of principal payments in order to provide liquidity for capital expenditures. The Venture repaid principal of $389,844 on June 30, 1994. Principal payments for the remainder of 1994 total $779,688. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 6.0 percent and 4.79 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250 for this coverage. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

         Subject to regulatory matters discussed below, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

         The Partnership expended approximately $609,000 on capital additions in its wholly-owned Surfside and Little Rock systems during the first six months of 1994. New plant construction accounted for approximately 35 percent and service drops to homes accounted for approximately 30 percent of these expenditures. Upgrades of the cable plant accounted for approximately 11 percent of the expenditures. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $1,075,000. Of this total, approximately 30 percent is for the construction of cable television plant extensions. Service drops to homes are expected to account for approximately 17 percent of the anticipated expenditures. The remainder of these expenditures are for various enhancements in the Partnership's Systems. Funding for these expenditures is expected to come from cash generated from operations and borrowings under the Partnership's credit facility. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act, and the Partnership's liquidity position.

         The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The revolving credit reduced to $9,500,000 on December 31, 1993, reduces to $8,500,000 on December 31, 1994 and is payable in full on December 31, 1995. At June 30, 1994, $5,800,000 was outstanding under this revolving credit facility, leaving $4,200,000 available until year end for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began

March 31, 1993 and the term loan matures on December 31, 1995. As of June 30, 1994, $9,500,000 was outstanding on this term loan. Installment payments made in the first six months of 1994 totalled $250,000. Installments due for the remainder of 1994 total $250,000. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.89 percent and 4.49 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement.

         Subject to regulatory matters discussed below, the General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in its Surfside and Littlerock systems. The General Partner anticipates no reduction in revenues or operating income before depreciation and amortization.

         The Venture complied with the new bencharmark regulations and reduced rates in the Broward County System. The annualized reduction in operating income before depreciation and amortization is approximately $160,000, or approximately 2 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions.

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

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

The results of operations for the Partnership are summarized in below:

                                                                     For the Three Months Ended June 30, 1994
                                                            ---------------------------------------------------------
                                                              Partnership            Venture
                                                                 Owned                Owned             Consolidated
                                                              ----------          ------------          ------------
Revenues                                                     $ 2,462,964          $  5,478,181          $ 7,941,145

Operating, general and administrative                          1,353,261             3,136,788            4,490,049

Management fees and allocated
  overhead from General Partner                                  310,502               674,876              985,378

Depreciation and amortization                                  1,463,073             2,286,350            3,749,423
                                                             -----------          ------------          -----------

Operating loss                                               $  (663,872)         $   (619,833)         $(1,283,705)
                                                             -----------          ------------          -----------

Interest expense                                             $  (218,830)         $   (639,272)         $  (858,102)

Consolidated loss before minority interest                   $  (898,595)         $ (1,291,792)         $(2,190,387)

Minority interest in consolidated loss                       $      -             $    350,075          $   350,075

Net loss                                                     $  (898,595)         $   (941,717)         $(1,840,312)


                                                                     For the Three Months Ended June 30, 1993
                                                            ---------------------------------------------------------
                                                              Partnership            Venture
                                                                 Owned                Owned             Consolidated
                                                              ----------          ------------          ------------
Revenues                                                     $ 2,403,213          $  5,639,679          $ 8,042,892

Operating, general and administrative                          1,265,374             3,108,203            4,373,577

Management fees and allocated
  overhead from General Partner                                  332,714               677,430            1,010,144

Depreciation and amortization                                  1,658,192             2,253,311            3,911,503
                                                             -----------          ------------          -----------

Operating loss                                               $  (853,067)         $   (399,265)         $(1,252,332)
                                                             -----------          ------------          -----------

Interest expense                                             $  (221,674)         $   (584,442)         $  (806,116)

Consolidated loss before minority interest                   $(1,072,085)         $   (965,670)         $(2,037,755)

Minority interest in consolidated loss                       $      -             $    261,698          $   261,698

Net loss                                                     $(1,072,085)         $   (703,972)         $(1,776,057)

                                                                     For the Six Months Ended June 30, 1994
                                                            ---------------------------------------------------------
                                                              Partnership            Venture
                                                                 Owned                Owned             Consolidated
                                                              ----------          ------------          ------------
Revenues                                                     $ 4,884,720          $10,973,921           $15,858,641

Operating, general and administrative                          2,809,920            6,197,201             9,007,121

Management fees and allocated
  overhead from General Partner                                  625,433            1,363,167             1,988,600

Depreciation and amortization                                  2,935,898            4,590,370             7,526,268
                                                             -----------          -----------           -----------

Operating loss                                               $(1,486,531)         $(1,176,817)          $(2,663,348)
                                                             -----------          -----------           -----------

Interest expense                                             $  (412,498)         $(1,215,522)          $(1,628,020)

Consolidated loss before minority interest                   $(1,905,395)         $(2,423,603)          $(4,328,998)

Minority interest in consolidated loss                       $      -             $   656,796           $   656,796

Net loss                                                     $(1,905,395)         $(1,766,807)          $(3,672,202)

Partnership owned -

                                                                     For the Six Months Ended June 30, 1993
                                                            ---------------------------------------------------------
                                                              Partnership            Venture
                                                                 Owned                Owned             Consolidated
                                                              ----------          ------------          ------------
Revenues                                                     $ 4,743,251          $11,145,602           $15,888,853

Operating, general and administrative                          2,612,738            6,154,479             8,767,217

Management fees and allocated
  overhead from General Partner                                  653,375            1,326,516             1,979,891

Depreciation and amortization                                  3,315,021            4,804,047             8,119,068
                                                             -----------          -----------           -----------

Operating loss                                               $(1,837,883)         $(1,139,440)          $(2,977,323)
                                                             -----------          -----------           -----------

Interest expense                                             $  (393,017)         $(1,285,600)          $(1,678,617)

Consolidated loss before minority interest                   $(2,221,244)         $(2,394,159)          $(4,615,403)

Minority interest in consolidated loss                       $      -             $   648,818           $   648,818

Net loss                                                     $(2,221,244)         $(1,745,341)          $(3,966,585)


         Revenues in the Partnership's wholly owned cable television systems increased $59,751, or approximately 2 percent, from $2,403,213 in 1993 to $2,462,964 for the three months ended June 30, 1994. For the six months ended June 30, 1994 and 1993, revenues increased $141,469, or approximately 3 percent, from $4,743,251 in 1993 to $4,884,720 in 1994. Such increases in revenue are due primarily to increases in the subscriber base. Basic subscribers increased 1,146, or approximately 5 percent, from 22,718 at June 30, 1993 to 23,864 at June 30, 1994. Pay Units increased 3,058, or approximately 23 percent, from 13,087 at June 30, 1993 to 16,145 at June 30, 1994. The increase in revenue would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993, with which the Partnership complied effective September 1, 1993.

         Operating, general and administrative expense for the three month periods increased $87,887, or approximately 7 percent, from $1,265,374 to $1,353,261. This increase is due primarily to increases in personnel costs and programming fees. For the six month periods ended June 30, operating, general and administrative expenses increased $197,182, or approximately 8 percent, from $2,612,738 at June 30, 1993 to $2,809,920 at June 30, 1994. This increase was due primarily to increases in programming costs. No other individual factor significantly affected the increase in operating, general and administrative expense. Operating, general and administrative expense represented 55 percent and 57 percent, respectively, of revenue for the three and six month periods ended June 30, 1994, compared to 53 percent and 55 percent, respectively, in 1993. Management fees and allocated overhead from the General Partner decreased $22,212, or approximately 7 percent, from $332,714 to $310,502 for the three month period ended June 30, 1994, as compared to 1993. For the six month periods ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partner decreased $27,942, or approximately 4 percent, from $653,375 at June 30, 1993 to $625,433 at June 30, 1994. These decreases are due to a decrease in expense allocated from the General Partner which resulted from an adjustment in allocation methods.

         Depreciation and amortization expense decreased $195,119, or approximately 12 percent, from $1,658,192 to $1,463,073 for the three month period ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, depreciation and amortization expense decreased $379,123, or approximately 11 percent, from $3,315,021 at June 30, 1993 to $2,935,898 at June 30, 1994. These decreases are due to the maturation of the partnership's tangible asset base.

         Operating loss decreased $189,195, or approximately 22 percent, from $853,067 to $663,872 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, operating loss decreased $351,352, or approximately 19 percent, from $1,837,883 at June 30, 1993 to $1,486,531 at June 30, 1994. These decreases are due primarily to the decreases in depreciation and amortization expense. Operating income before depreciation and amortization expense decreased $5,924, or approximately 1 percent, from $805,125 to $799,201 for the three month periods ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, operating income before depreciation and amortization expense decreased $27,771, or approximately 2 percent, from $1,477,138 in 1993 to $1,449,367 in
1994. These decreases are due to the increases in operating, general and administrative expense exceeding the increase in revenue and the decrease in management fees and allocated overhead from the General Partner. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense decreased $2,844, or approximately 1 percent, from $221,674 to $218,830 for the three month periods ended June 30, 1994 and 1993 due to lower outstanding balances on interest-bearing obligations. For the six month periods ended June 30, 1994 and 1993, interest expense increased $19,481, or approximately 5 percent, from $393,017 at June 30, 1993 to $412,498 at June 30, 1994. This increase is due to higher effective interest rates on interest bearing obligations. Net loss decreased $173,490, or approximately 16 percent, from $1,072,085 to $898,595 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, net loss decreased $315,849, or approximately 14 percent, from $2,221,244 at June 30, 1993 to $1,905,395 at June 30, 1994. These losses are primarily the result of the factors discussed above and are expected to continue in the future.

Venture owned

         In addition to its wholly owned systems, the Partnership owns an approximate 73 percent interest in the Venture. The Venture's revenues decreased $161,498, or approximately 3 percent, from $5,639,679 to $5,478,181 for the three month period ended June 30, 1994 as compared to 1993. Revenues for the six month periods ended June 30, 1993 and 1994 decreased $171,681, or approximately 2 percent, from $11,145,602 in 1993 to $10,973,921 in 1994.
These decreases in revenue are due to the reduction in basic rates due to basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented on July 14, 1994 reduced rates further. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units. The Broward System has added 2,242 basic subscribers since June 30, 1993, an increase of 5 percent. Basic subscribers totalled 45,324 at June 30, 1994 compared to 43,082 at June 30, 1993. Pay units totalled 38,691 at June 30, 1994 compared to 35,169 at March 31 1993, an approximate increase of 10 percent. No other individual factor significantly affected the decrease in revenues.

         Operating, general and administrative expense increased $28,585, or approximately 1 percent, from $3,108,203 to $3,136,788 for the three month period ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, operating, general and administrative expense increased $42,722, or approximately 1 percent, from $6,154,479 at June 30, 1993 to $6,197,201 at June 30, 1994. Operating, general and administrative expense represented 57 percent of revenue for both the three and six month periods ended June 30, 1994 compared to 55 percent for both the three and six month periods ended June 30, 1993. These increases in operating, general and administrative expense are due to increases in personnel related costs and programming fees which were offset by decreases in franchise fee expense and copyright expense caused by the decreases in revenues. No other individual factor significantly affected the increases. Management fees and allocated overhead from the General Partner decreased $2,554, or less than 1 percent, from $677,430 to $674,876 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $36,651 or approximately 3 percent, from $1,326,516 at June 30, 1993 to $1,363,167 at June 30, 1994 due to an increase in expenses allocated from the General Partner. Depreciation and amortization expense increased $33,039, or approximately 1 percent, from $2,253,311 in 1993 to $2,286,350 for the three month period ended June 30, 1994, due to capital additions in 1993. For the six month periods ended June 30, 1994 and 1993, depreciation and amortization expense decreased $213,677, or approximately 4 percent, from $4,804,047 at June 30, 1993 to $4,590,370 at June 30, 1994. This decrease in depreciation and amortization expense are attributable to the maturation of the Venture's asset base.

         In the Broward County System, operating loss for the three month period increased $220,568 or approximately 55 percent, from $399,265 at June 30, 1993 to $619,833 at June 30, 1994, due primarily to the decrease in revenue and the increase in operating, general and administrative expense. For the six month periods ended June 30, 1994 and 1993, operating loss increased $37,377 or approximately 3 percent from $1,139,440 at June 30, 1993 to $1,176,817 at June 30, 1994. This increase is due to the increases in operating, general and administrative expense and the decrease in revenues exceeding the decrease in depreciation and amortization expense.

         Interest expense increased $54,830, or approximately 9 percent, from $584,442 to $639,272 for the three month periods ended June 30, 1994 and 1993. This increase is due to higher effective interest rates on interest-bearing obligations. For the six month periods ended June 30, 1994 and 1993, interest expense decreased $70,078, or approximately 5 percent from $1,285,600 at June 30, 1993 to $1,215,522 at June 30, 1994, due to outstanding balances on interest-bearing obligations. Net loss increased $326,122, or approximately 34 percent, from $965,670 to $1,291,792 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, net loss increased $29,444, or approximately 1 percent, from $2,394,159 at June 30, 1993 to $2,423,603 at June 30, 1994. These losses are the result of the factors discussed above and are expected to continue.

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

Dated:  August 11, 1994