Form 10-Q
period 1994-09-30
CABLE TV FUND 14 B LTD
filed 1994-11-10
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994
                                       or
(  )      Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
For the transition period from _____________________ to _______________________

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

Yes  X                                                            No
    ---                                                              ---

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                              September 30,          December 31,
                     ASSETS                                                       1994                   1993
                     ------                                                    ------------         ---------------

CASH                                                                           $    643,041         $       410,238

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $117,065 and $90,753
  at September 30, 1994 and December 31, 1993,
  respectively                                                                      848,248               1,331,434

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         84,078,517              80,586,783
  Less- accumulated depreciation                                                (36,063,694)            (31,708,982)
                                                                               ------------         ---------------

                                                                                 48,014,823              48,877,801

  Franchise costs, net of accumulated amortization of
    $42,191,799 and $37,174,465 at September 30, 1994
    and December 31, 1993, respectively                                          43,738,998              48,756,332
  Subscriber lists, net of accumulated amortization of
    $13,501,988 and $12,258,896 at September 30, 1994
    and December 31, 1993, respectively                                           4,020,952               5,264,044
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $4,400,095 and $3,882,714 at September 30, 1994
    and December 31, 1993, respectively                                          23,186,466              23,703,847
                                                                               ------------         ---------------

       Total investment in cable television properties                          118,961,239             126,602,024

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     559,051                 436,245
                                                                               ------------         ---------------

          Total assets                                                         $121,011,579         $   128,779,941
                                                                               ============         ===============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,             December 31,
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1994                     1993
          -------------------------------------------                           -------------             ------------


LIABILITIES:
  Debt                                                                          $ 57,834,071             $ 58,881,755
  Accounts payable-
    General Partner                                                                   -                        32,339
    Trade                                                                             77,252                   29,182
  Deferred brokerage fee                                                             920,000                  920,000
  Accrued liabilities                                                              1,431,956                1,314,361
  Subscriber prepayments                                                             552,258                  556,640
                                                                                ------------             ------------

         Total liabilities                                                        60,815,537               61,734,277
                                                                                ------------             ------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                                    6,289,168                7,351,293
                                                                                ------------             ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                1,000                    1,000
    Accumulated deficit                                                             (588,027)                (530,152)
                                                                                ------------             ------------

                                                                                    (587,027)                (529,152)
                                                                                ------------             ------------

  Limited Partners-
    Net contributed capital (261,353 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                                         112,127,301              112,127,301
    Accumulated deficit                                                          (57,633,400)             (51,903,778)
                                                                                ------------             ------------

                                                                                  54,493,901               60,223,523
                                                                                ------------             ------------

         Total liabilities and
           partners' capital (deficit)                                          $121,011,579             $128,779,941
                                                                                ============             ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended           For the Nine Months Ended
                                                               September 30,                      September 30,
                                                      ------------------------------       --------------------------------
                                                         1994              1993               1994                1993
                                                      -----------      ------------        -----------         ------------

REVENUES                                              $ 7,892,371      $  7,917,171        $23,751,012         $ 23,806,024

COSTS AND EXPENSES:
  Operating, general and administrative                 4,733,863         4,417,007         13,740,984           13,184,224
  Management fees and allocated
    overhead from General Partner                         954,786         1,001,165          2,943,386            2,981,056
  Depreciation and amortization                         3,746,710         3,931,787         11,272,978           12,050,855
                                                      -----------      ------------        -----------         ------------

OPERATING LOSS                                         (1,542,988)       (1,432,788)        (4,206,336)          (4,410,111)
                                                      -----------      ------------        -----------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (982,194)         (756,073)        (2,610,214)          (2,434,690)
  Other, net                                                4,558            15,326            (33,072)              55,863
                                                      -----------      ------------        -----------         ------------

          Total other income
            (expense), net                               (977,636)         (740,747)        (2,643,286)          (2,378,827)
                                                      -----------      ------------        -----------         ------------

CONSOLIDATED LOSS                                      (2,520,624)       (2,173,535)        (6,849,622)          (6,788,938)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                       405,329           298,665          1,062,125              947,483
                                                      -----------      ------------        -----------         ------------

NET LOSS                                              $(2,115,295)     $ (1,874,870)       $(5,787,497)        $ (5,841,455)
                                                      ===========      ============        ===========         ============

ALLOCATION OF NET LOSS:
  General Partner                                     $   (21,153)     $    (18,749)       $   (57,875)        $    (58,415)
                                                      ===========      ============        ===========         ============

  Limited Partners                                    $(2,094,142)     $ (1,856,121)       $(5,729,622)        $ (5,783,040)
                                                      ===========      ============        ===========         ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                    $     (8.01)     $      (7.10)       $    (21.92)        $     (22.13)
                                                      ===========      ============        ===========         ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       261,353           261,353            261,353              261,353
                                                      ===========      ============        ===========         ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                               ------------------------------

                                                                                   1994               1993
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(5,787,497)       $(5,841,455)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                             11,272,978         12,050,855
      Amortization of interest rate protection contract                             81,534             81,466
      Minority interest in consolidated net loss                                (1,062,125)          (947,483)
      Decrease (increase) in trade receivables                                     483,186           (102,279)
      Increase in deposits, prepaid expenses and
        deferred charges                                                          (344,799)          (277,928)
      Decrease in advances from General Partner                                    (29,182)          (119,337)
      Increase (decrease) in accounts payable, accrued liabilities
         and subscriber prepayments                                                158,126            (94,903)
                                                                               -----------        -----------

              Net cash provided by operating activities                          4,772,221          4,748,936
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (3,491,734)        (3,412,864)
                                                                               -----------        -----------

              Net cash used in investing activities                             (3,491,734)        (3,412,864)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         200,000            212,906
  Repayment of debt                                                             (1,247,684)        (3,210,197)
                                                                               -----------        -----------

              Net cash used in financing activities                             (1,047,684)        (2,997,291)
                                                                               -----------        -----------

Increase (decrease) in cash                                                        232,803         (1,661,219)

Cash, beginning of period                                                          410,238          2,946,329
                                                                               -----------        -----------

Cash, end of period                                                            $   643,041        $ 1,285,110
                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $ 2,288,133        $ 2,467,015
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

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Partnership and the Venture to the General Partner for the three and nine month periods ended September 30, 1994 were $394,619 and $1,187,550, respectively, as compared to $395,859 and $1,190,301, respectively, for the similar 1993 periods.

          The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership and the Venture for allocated overhead and administrative expenses for the three and nine month periods ended September
30, 1994 were $560,167 and $1,755,836, respectively, as compared to $605,306 and $1,790,755, respectively, for the similar 1993 periods.

(3)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                  September 30, 1994                December 31, 1993
                                                                  ------------------                -----------------
                 ASSETS
                 ------
Cash and accounts receivable                                         $     823,361                      $   1,140,477
Investment in cable television properties                               66,509,326                         70,822,864
Other assets                                                               500,092                            352,475
                                                                     -------------                      -------------

         Total assets                                                $  67,832,779                      $  72,315,816
                                                                     =============                      =============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                 $  42,614,407                      $  43,461,730
Payables and accrued liabilities                                         1,655,911                          1,372,344
Partners' contributed capital                                           70,000,000                         70,000,000
Accumulated deficit                                                    (46,437,539)                       (42,518,258)
                                                                     -------------                      -------------

         Total liabilities and partners' capital                     $  67,832,779                      $  72,315,816
                                                                     =============                      =============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended                  For the Nine Months Ended
                                                    September 30,                              September 30,
                                             ----------------------------              ------------------------------
                                                1994             1993                     1994               1993
                                             -----------      -----------              -----------        -----------

Revenues                                     $ 5,420,180      $ 5,477,510              $16,394,101        $16,623,112

Operating, general and
  administrative expense                      (3,260,168)      (3,084,333)              (9,457,369)        (9,238,812)

Management fees and allocated
  overhead from General Partner                 (652,304)        (669,797)              (2,015,471)        (1,996,313)

Depreciation and amortization                 (2,286,349)      (2,262,624)              (6,876,719)        (7,066,671)
                                             -----------      -----------              -----------        -----------

Operating loss                                  (778,641)        (539,244)              (1,955,458)        (1,678,684)

Interest expense                                (718,922)        (576,868)              (1,934,444)        (1,862,468)
Other, net                                         1,885           14,023                  (29,379)            44,904
                                            ------------     ------------              -----------       ------------

                 Net loss                    $(1,495,678)     $(1,102,089)             $(3,919,281)       $(3,496,248)
                                             ===========      ===========              ===========        ===========


          Management fees paid to the General Partner by the Venture totalled $271,009 and $819,705, respectively, for the three and nine month periods ended September 30, 1994, as compared to $273,876 and $831,156, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $381,295 and $1,195,766, respectively, for the three and nine month periods ended September 30, 1994, as compared to $395,921 and $1,165,157 for the similar 1993 periods.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

          The Partnership owns an approximate 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and of the Venture, with Cable TV Fund 14-B's 27 percent interest in the Venture reflected as minority interest.

          During the first nine months of 1994, capital expenditures of the Venture-owned Broward County System totalled approximately $2,512,000. The construction of service drops to homes and plant extensions accounted for approximately 22 percent and 25 percent, respectively, of the expenditures. Rebuild and upgrade projects accounted for approximately 11 percent of the expenditures. The remainder of the capital expenditures were for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Budgeted capital expenditures for the remainder of 1994 are approximately $740,000. Of this total, 35 percent is for the construction of service drops to homes, 18 percent is for cable television plant extensions, and 24 percent is for the purchase of converters. The remainder of the expenditures is for various enhancements in the Broward County System. Such capital expenditures are expected to be funded from cash generated from operations and cash on hand. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

          On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at September 30, 1994 was $42,510,312. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture repaid principal of $389,844 on June 30, 1994 and $389,844 on September 30, 1994. Principal
payments for the remainder of 1994 total $389,844. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.4 percent and 4.7 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

          Subject to Regulation and Legislation as discussed below, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

          The Partnership's wholly-owned Surfside and Little Rock systems expended approximately $980,000 on capital additions during the first nine months of 1994. System plant extensions accounted for approximately 41 percent of these expenditures. Service drops to homes of the Partnership's systems accounted for approximately 28 percent of these expenditures. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $500,000. Of this total, approximately 29 percent is designated for plant construction in both of the Partnership's systems. Approximately 14 percent is for the purchase of equipment and approximately 10 percent is for the construction of service drops to homes. The remainder of these expenditures will be for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position.

          The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The revolving credit commitment reduced to $9,500,000 on December 31, 1993, reduces to $8,500,000 on December 31, 1994 and is payable in full at December 31, 1995. At September 30, 1994, $5,800,000 was outstanding under this revolving credit agreement leaving $3,700,000 available until year end for the needs of the Partnership. The $10,000,000 term loan is payable is quarterly installments which began March 31, 1993 and the term loan matures on December 31, 1995. As of September 30, 1994, $9,375,000 was outstanding on this term loan. Installment payments made in the first nine months of 1994 totalled

$375,000. Installments due for the remainder of 1994 total $125,000. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.1 percent and 4.4 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement.

          Subject to Regulation and Legislation as discussed below, the General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs.

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

         In compliance with these rules, the Partnership and the Venture reduced the rates charged for certain regulated services on September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in its Surfside and Littlerock systems and the Venture should comply with the benchmark regulations. In the systems electing cost-of-service, the General Partner anticipates no reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

The Venture complied with the new benchmark regulations and reduced rates in the Broward County System. The annualized reduction in operating income before depreciation and amortization in the Broward Country System is approximately $160,000, or approximately 2 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions.

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

                             RESULTS OF OPERATIONS

The results of operations for the Partnership are summarized below:


                                                   For the Three Months Ended September 30, 1994
                                                   ----------------------------------------------
                                                    Partnership        Venture
                                                       Owned            Owned        Consolidated
                                                   -------------    -------------    ------------
Revenues                                           $ 2,472,191      $  5,420,180      $ 7,892,371

Operating, general and administrative expense      $ 1,473,695      $  3,260,168      $ 4,733,863

Management fees and allocated
  overhead from General Partner                    $   302,482      $    652,304      $   954,786

Depreciation and amortization                      $ 1,460,361      $  2,286,349      $ 3,746,710
                                                   -----------      ------------      -----------

Operating loss                                     $  (764,347)     $   (778,641)     $(1,542,988)
                                                   -----------      ------------      -----------

Interest expense                                   $  (263,272)     $   (718,922)     $  (982,194)

Consolidated loss                                  $(1,024,946)     $ (1,495,678)     $(2,520,624)

Minority interest in consolidated loss             $     -          $    405,329      $   405,329

Net loss                                           $(1,024,946)     $ (1,090,349)     $(2,115,295)


                                                   For the Three Months Ended September 30, 1993
                                                   ----------------------------------------------
                                                    Partnership        Venture
                                                       Owned            Owned        Consolidated
                                                   -------------    --------------   ------------
Revenues                                           $  2,439,661     $  5,477,510      $ 7,917,171

Operating, general and administrative expense      $  1,332,674     $  3,084,333      $ 4,417,007

Management fees and allocated                      $    331,368     $    669,797      $ 1,001,165

Depreciation and amortization                      $  1,669,163     $  2,262,624      $ 3,931,787
                                                   -----------      ------------      -----------

Operating loss                                     $   (893,544)    $   (539,244)     $(1,432,788)
                                                   -----------      ------------      -----------

Interest expense                                   $   (179,205)    $   (576,868)     $  (756,073)

Consolidated loss                                  $ (1,071,446)    $ (1,102,089)     $(2,173,535)

Minority interest in consolidated loss             $     -          $    298,665      $   298,665

Net loss                                           $ (1,071,446)    $   (803,424)     $(1,874,870)



                                                    For the Nine Months Ended September 30, 1994
                                                   ----------------------------------------------
                                                    Partnership        Venture
                                                       Owned            Owned        Consolidated
                                                   -------------    -------------    ------------

Revenues                                           $ 7,356,911      $16,394,101      $23,751,012

Operating, general and administrative expense      $ 4,283,615      $ 9,457,369      $13,740,984

Management fees and allocated
  overhead from General Partner                    $   927,915      $ 2,015,471      $ 2,943,386

Depreciation and amortization                      $ 4,396,259      $ 6,876,719      $11,272,978
                                                   -----------      -----------      -----------

Operating loss                                     $(2,250,878)     $(1,955,458)     $(4,206,336)
                                                   -----------      -----------      -----------

Interest expense                                   $  (675,770)     $(1,934,444)     $(2,610,214)

Consolidated loss                                  $(2,930,341)     $(3,919,281)     $(6,849,622)

Minority interest in consolidated loss             $     -          $ 1,062,125      $ 1,062,125

Net loss                                           $(2,930,341)     $(2,857,156)     $(5,787,497)


                                                    For the Nine Months Ended September 30, 1993
                                                   -----------------------------------------------
                                                    Partnership        Venture
                                                       Owned            Owned         Consolidated
                                                   -------------     -------------    ------------
Revenues                                           $   7,182,912     $  16,623,112    $ 23,806,024

Operating, general and administrative expense      $   3,945,412     $   9,238,812    $ 13,184,224

Management fees and allocated
  overhead from General Partner                    $     984,743     $   1,996,313    $  2,981,056

Depreciation and amortization                      $   4,984,184     $   7,066,671    $ 12,050,855
                                                   -------------     -------------    ------------

Operating loss                                     $  (2,731,427)    $  (1,678,684)   $ (4,410,111)
                                                   -------------     -------------    ------------

Interest expense                                   $    (572,222)    $  (1,862,468)   $ (2,434,690)

Consolidated loss                                  $  (3,292,690)    $  (3,496,248)   $ (6,788,938)

Minority interest in consolidated loss             $     -           $     947,483    $    947,483


Net loss                                           $  (3,292,690)    $  (2,548,765)   $ (5,841,455)


         Revenues in the Partnership's wholly owned cable television systems increased $32,530, or approximately 1 percent, from $2,439,661 to $2,472,191 for the three months ended September 30, 1994. For the nine months ended September 30, 1994 and 1993, revenues increased $173,999, or approximately 2 percent, from $7,182,912 in 1993 to $7,356,911 in 1994. Such increases in revenue are due primarily to increases in the subscriber base. Basic subscribers increased 1,518, or approximately 7 percent, from 22,645 at September 30, 1993 to 24,163 at September 30, 1994. Pay units increased 2,647, or approximately 20 percent, from 13,177 at September 30, 1993 to 15,824 at September 30, 1994. The increase in revenue would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993, with which the Partnership complied effective September 1, 1993. See Regulation and Legislation as discussed above.

         Operating, general and administrative expense increased $141,021, or approximately 11 percent, from $1,332,674 to $1,473,695 for the three months ended September 30, 1994. This increase was due to increases in personnel costs and programming fees. For the nine month periods ended September 30, 1994 and 1993, operating, general and administrative expense increased $338,203, or approximately 9 percent, from $3,945,412 at September 30, 1993 to $4,283,615 at September 30, 1994. This increase in operating, general and administrative expense was due primarily to increases in programming costs. No other individual factor significantly affected the increase in operating, general and administrative expense. Operating, general and administrative expense represented 59 and 58 percent, respectively, of revenue for the three and nine months ended September 30, 1994. Operating, general and administrative expense represented 54 percent of revenue for each of the three and nine month periods ended September 30, 1993. Management fees and allocated overhead from the General Partner decreased $28,886 or approximately 9 percent, from $331,368 to $302,482 for the three month period ended September 30, 1994, as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner decreased $56,828, or approximately 6 percent, from $984,743 at September 30, 1993 to $927,915 at September 30, 1994. These decreases are due to a reduction in allocated costs from the General Partner resulting from a change in allocation methods effective December 1, 1993.

         Depreciation and amortization decreased $208,802, or approximately 13 percent from $1,669,163 to $1,460,361 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, depreciation and amortization expense decreased $587,925, or approximately 12 percent, from $4,984,184 at September 30, 1993 to $4,396,259 at September 30, 1994. This decrease is attributable to the maturation of the Partnership's intangible asset base.

         Operating loss decreased $129,197, or approximately 14 percent, from $893,544 to $764,347 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, operating loss decreased $480,549, or approximately 18 percent, from $2,731,427 at September 30, 1993 to $2,250,878 at September 30, 1994. These
decreases are due to the increases in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating, general and administrative expense. Operating income before depreciation and amortization expense decreased $79,605, or approximately 10 percent, from $775,619 to $696,014 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, operating income before depreciation and amortization expense decreased $107,376, or approximately 5 percent, from $2,252,757 in 1993 to $2,145,381 in
1994. These decreases are due to the increase in operating, general and administrative expense exceeding the increases in revenues and the decrease in management fees and allocated overhead from the General Partner. These increases are due to the increases in revenue exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating certain costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings;
(c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $84,067, or approximately 47 percent, from $179,205 to $263,272 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, interest expense increased $103,548, or approximately 18 percent, from $572,222 at September 30, 1993 to $675,770 at September 30, 1994. These
increases are due to higher effective interest rates on interest bearing obligations. Net loss decreased $46,500, or approximately 4 percent, from $1,071,446 to $1,024,946 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, net loss decreased $362,349, or approximately 11 percent, from $3,292,690 at September 30, 1993 to $2,930,341 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

         In addition to its wholly owned systems, the Partnership owns an approximate 73 percent interest in the Venture.

         The Venture's revenues decreased $57,330, or approximately 1 percent, from $5,477,510 to $5,420,180 for the three month period ended September 30, 1994 as compared to 1993. Revenues for the nine month periods ended September 30, 1994 and 1993 decreased $229,011, or approximately 1 percent, from $16,623,112 in 1993 to $16,394,101 in 1994. These decreases in revenue are due to the reduction in basic rates due to basic rate regulations issued by the FCC in regard to the 1992 Cable Act. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units. The Broward system has added 2,408 basic subscribers since September 30, 1993, an increase of approximately 6 percent. Basic subscribers totalled 45,842 at September 30, 1994 compared to 43,434 at September 30, 1993. No other individual factor significantly affected the decrease in revenues.

         Operating, general and administrative expense increased $175,835, or approximately 6 percent, from $3,084,333 to $3,260,168 for the three month period ended September 30, 1994 as compared to 1993. The three month increase in operating, general and administrative expense is primarily due to increases in programming costs and advertising sales expenses. For the nine month periods ended September 30, 1994 and 1993, operating, general and administrative expense increased 218,557, or approximately 2 percent, from $9,238,812 at September 30, 1993 to $9,457,369 at September 30, 1994.
Operating, general and administrative expense represented 57 percent and 60 percent of revenue, respectively, for the three and nine month periods ended September 30, 1994, compared to 56 percent for both periods in 1993. For the nine month periods ended September 30, 1994 and 1993, increases in programming fees and advertising sales expenses accounted for approximately 53 percent and 28 percent, respectively of the increase in operating, general and administrative expense. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from the General Partner decreased $17,493, or approximately 3 percent, from $669,797 to $652,304 for the three month period ended September 30, 1994 as compared to 1993. This decrease is due to a decrease in expenses allocated from the General Partner resulting from a change in allocation methods effective December 1, 1993. For the nine month periods ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $19,158, or approximately 1 percent, from $1,996,313 at September 30, 1993 to $2,015,471 at September 30, 1994 due to an increase in expenses allocated from the General Partner. Depreciation and amortization expense increased $23,725, or approximately 1 percent, from $2,262,624 to $2,286,349 for the three month period ended September 30, 1994 as compared to 1993. This increase was due to capital additions in 1993. For the nine month periods ended September 30, 1994 and 1993, depreciation and amortization expense decreased $189,952, or approximately 3 percent, from $7,066,671 at September 30, 1993 to $6,876,719 at September 30, 1994. This decrease is attributable to the maturation of the Venture's asset base.

         In the Broward County System, operating loss increased $239,397, or approximately 44 percent, from $539,244 to $778,641 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, operating loss increased $276,774, or approximately 16 percent, from $1,678,684 at September 30, 1993 to $1,955,458 at September 30, 1994. These increases are due to the decrease in revenues and the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the decreases in depreciation and amortization expense. Operating income before depreciation and amortization expense decreased $215,672, or approximately 13 percent, from $1,723,380 to $1,507,708 for the three month periods ended September 30, 1994. For the nine month periods ended September 30, 1994 and 1993, operating income before depreciation and amortization expense decreased $466,726, or approximately 9 percent, from $5,387,987 at September 30, 1993 to $4,921,261 at September 30, 1994. These decreases are due to the decrease in revenues and the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $142,054, or approximately 25 percent, from $576,868 to $718,922 for the three month periods ended September 30, 1994. For the nine month periods ended September 30, 1994 and 1993, interest expense increased $71,976, or approximately 4 percent, from $1,862,468 at September 30, 1993 to $1,934,444 at September 30, 1994. These increases are due to higher effective interest rates on interest bearing obligations. The Venture's loss increased $393,589, or approximately 36 percent, from $1,102,089 to $1,495,678 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, the Venture's loss increased $423,033, or approximately 12 percent, from $3,496,248 at September 30, 1993 to $3,919,281 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        CABLE TV FUND 14-B
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:/S/ Kevin P. Coyle
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)



Dated:  November 10, 1994

                               INDEX TO EXHIBITS



Exhibit              Description                              Page
- - -------              -----------                              ----

27              Financial Data Schedule