Form 10-K405
CABLE TV FUND 14 B LTD
filed 1995-03-27
CIK 821480

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission file number:               0-16200

                            CABLE TV FUND 14-B, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                                                             84-1024658
            -----------------------                                         ---------------------------------
            (State of Organization)                                         (IRS Employer Identification No.)

  P.O. Box 3309, Englewood, Colorado 80155-3309                                         (303) 792-3111
---------------------------------------------------                  ------------------------------------------------
(Address of principal executive office and Zip Code)                 (Registrant's telephone no. including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

           Yes   x                                      No
                ---                                         ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     x
                                       ---



                   DOCUMENTS INCORPORATED BY REFERENCE:  None




(15772)

                                    PART I.

                               ITEM 1.  BUSINESS

    THE PARTNERSHIP. Cable TV Fund 14-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

    The Partnership directly owns cable television systems serving the areas in and around Surfside, South Carolina (the "Surfside System") and Little Rock, California (the "Little Rock System"). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). See Item 2. The Surfside System, the Little Rock System and the Broward County System may collectively be referred to as the "Systems."

    CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

    The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

    The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

    The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

    REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $7.75 to $12.06, monthly basic and tier ("basic plus") service rates ranged from $19.59 to $23.25 and monthly premium services ranged from $3.00 to $10.00 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $40.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 69% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 2% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

    The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

    The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

    Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

    FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% of basic revenues to 10% of basic and premium revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

    The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

    COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

    MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

    DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

    Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

    There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

    Although the Systems have not yet encountered competition from a telephone company entering into the cable television business, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership or the Venture in an area served by a Partnership or Venture System, the Partnership or the Venture could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership or the Venture. Such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

    The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner,hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

    COMPETITION FOR SUBSCRIBERS IN THE SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

   Little Rock System:               There are no MMDS or SMATV operators in the system's service area.  There are eight TVRO operators that provide moderate competition.  There are two DBS operators that are aggressively marketing their services but do not provide significant
                                     competition at this time.



   Surfside System:                  The General Partner is not aware of any MDS operators in the system's service area.  There are SMATV and TVRO operators throughout the system's service area; however, they provide minimal competition.  DBS service is available in the system's service area, but it does not provide significant competition at this time.  There is an overbuilder in the Surfside System that continues to make proposals at lower rates to existing Surfside
                                     System bulk accounts.  They do not represent significant
                                     competition at this time.  The Partnership's penetration rate in the Surfside System is 61%.  There is another small cable
                                     television operator in the system's service area that provides minimal competition.



   Broward County System:            There are no MMDS or TVRO operators in the system's service area.
                                     There are three SMATV operators in the service area that do not provide significant competition.

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

    In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

    On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

    On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

    After analyzing the effects of the two methods of rate regulation, the Partnership elected to file cost-of-service showings for its Surfside System and Little Rock System. The General Partner anticipates no further reductions in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approval is received. The Venture complied with the new benchmark regulations and reduced rates in its Broward County System. The Venture will continue its efforts to mitigate the effect of such rate reductions.

    Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

    On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

    The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

    There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

    Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

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

    The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

    The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

    On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

    A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                              ITEM 2.  PROPERTIES

    The cable television systems owned by the Partnership and the Venture at December 31, 1994 are described below:

        FUND                                     SYSTEM                             ACQUISITION DATE
        ----                                     ------                             ----------------
Cable TV Fund 14-B, Ltd.                   Surfside System                          September 1988
                                           Little Rock System                       November 1989

Cable TV Fund 14-A/B Venture               Broward County System                    March 1988

    The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's systems operated approximately 700 miles of cable plant, passing approximately 40,000 homes, representing an approximate 63% penetration rate, and the Venture's systems operated approximately 1,000 miles of cable plant, passing approximately 91,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CABLE TV FUND 14-B, LTD.

                                                                At December 31,
                                                                ---------------
SURFSIDE, SOUTH CAROLINA                            1994                 1993                 1992
------------------------                            ----                 ----                 ----
Monthly basic plus service rate                     $21.09              $23.23                $20.60
Basic subscribers                                   18,969              17,770                17,275
Pay units                                           12,424              10,168                10,422

Franchise expiration dates range from June 2006 to December 2013.

                                                                          At December 31,
                                                                          ---------------
LITTLE ROCK, CALIFORNIA                                    1994                 1993                 1992
-----------------------                                    ----                 ----                 ----
Monthly basic plus service rate                            $21.77              $21.77                $20.00
Basic subscribers                                           5,336               4,875                 4,859
Pay units                                                   4,605               4,171                 3,717

Franchise expiration date is October 2000.

CABLE TV FUND 14-A/B VENTURE

                                                                           At December 31,
                                                                           ---------------
BROWARD COUNTY, FLORIDA                                    1994                 1993                 1992
-----------------------                                    ----                 ----                 ----
Monthly basic plus service rate                            $23.56              $24.00                $23.95
Basic subscribers                                          47,819              45,515                42,945
Pay units                                                  41,270              37,684                33,735

Franchise expiration dates range from March 1998 to December 2024.

PROGRAMMING SERVICES

    Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.



                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 16,842.

Item 6.  Selected Financial Data


                                                         For the Year Ended December 31,
                             --------------------------------------------------------------------------------------
Cable TV Fund 14-B*              1994               1993             1992               1991               1990
-------------------          ------------       -----------      ------------       ------------      -------------
Revenues                     $ 32,084,279       $31,735,048      $ 29,559,867       $ 27,027,603      $ 24,220,522
Depreciation and
 Amortization                  15,037,554        15,812,869        16,645,383         16,986,839        15,332,874
Operating Loss                 (5,677,171)       (5,755,811)       (7,021,107)        (8,651,048)       (7,302,913)
Minority Interest in
 Consolidated Loss              1,468,218         1,277,358         1,676,435          2,178,493         2,224,512
Net Loss                       (7,903,005)       (7,637,593)       (9,183,119)       (11,408,064)      (10,650,390)
Net Loss per Limited
 Partnership Unit                  (29.94)           (28.93)           (34.79)            (43.21)           (40.34)
Weighted average number of
  Limited Partnership
   Units outstanding              261,353           261,353           261,353            261,353           261,353
General Partner's
 Deficit                         (608,182)         (529,152)         (452,776)          (360,945)         (246,864)
Limited Partners'
 Capital                       52,399,548        60,223,523        67,784,740         76,876,028        88,170,011
Total Assets                  118,867,757       128,779,941       141,753,537        151,427,141       162,670,302
Debt                           57,376,558        58,881,755        62,752,746         61,639,568        57,485,054
General Partner
 Advances                         297,956            29,182           119,337             -                      -

* Cable TV Fund 14-B's selected financial data includes 100 percent of the accounts of Cable TV Fund 14-A/B on a consolidated basis.


                                                                  For the Year Ended December 31,
                                       -----------------------------------------------------------------------------------
Cable TV Fund 14-A/B                      1994               1993             1992             1991               1990
--------------------                   -----------       -----------       ------------     ------------      ------------
Revenues                               $22,183,524       $22,068,952       $20,212,867      $18,366,881       $16,681,752
Depreciation and
 Amortization                            9,188,994         9,352,808         9,971,915       10,472,621         9,562,081
Operating Loss                          (2,661,198)       (2,324,939)       (3,293,133)      (4,361,200)       (3,939,561)
Net Loss                                (5,417,779)       (4,713,500)       (6,186,107)      (8,038,720)       (8,208,530)
Partners' Capital                       22,063,963        27,481,742        32,195,242       38,381,349        46,420,069
Total Assets                            66,597,460        72,315,816        80,404,133       85,533,244        92,742,834
Debt                                    42,271,921        43,461,730        46,908,409       46,037,691        43,533,847
Jones Intercable, Inc.
 Advances                                  354,179            57,920           125,873           16,705            74,393

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 14-B
Results of Operations

         The results of operations for Cable TV Fund 14-B, Ltd. (the "Partnership") are summarized below:

                                                                                  Year Ended December 31, 1994
                                                                    -------------------------------------------------------
                                                                     Partnership           Venture
                                                                        Owned               Owned            Consolidated
                                                                    -------------        ------------       ---------------
Revenues                                                             $ 9,900,755         $22,183,524         $32,084,279

Operating, general and administrative expense                        $ 5,796,460         $12,878,438         $18,674,898

Management fees and allocated overhead from
 General Partner                                                     $ 1,271,708         $ 2,777,290         $ 4,048,998

Depreciation and amortization                                        $ 5,848,560         $ 9,188,994         $15,037,554

Operating loss                                                       $(3,015,973)        $(2,661,198)        $(5,677,171)

Interest expense                                                     $  (935,926)        $(2,728,034)        $(3,663,960)

Consolidated loss before minority interest                           $(3,953,444)        $(5,417,779)        $(9,371,223)

Minority interest in consolidated loss                               $    -              $ 1,468,218         $ 1,468,218

Net loss                                                             $(3,953,444)        $(3,949,561)        $(7,903,005)


                                                                                   Year Ended December 31, 1993
                                                                       --------------------------------------------------
                                                                       Partnership           Venture
                                                                         Owned               Owned           Consolidated
                                                                       ------------       ------------      -------------
Revenues                                                               $ 9,666,096        $22,068,952        $31,735,048

Operating, general and administrative expense                          $ 5,311,242        $12,339,515        $17,650,757

Management fees and allocated overhead from
 General Partner                                                       $ 1,325,665        $ 2,701,568        $ 4,027,233

Depreciation and amortization                                          $ 6,460,061        $ 9,352,808        $15,812,869

Operating loss                                                         $(3,430,872)       $(2,324,939)       $(5,755,811)

Interest expense                                                       $  (759,151)       $(2,450,672)       $(3,209,823)

Consolidated loss before minority interest                             $(4,201,451)       $(4,713,500)       $(8,914,951)

Minority interest in consolidated loss                                 $    -             $ 1,277,358        $ 1,277,358

Net loss                                                               $(4,201,451)       $(3,436,142)       $(7,637,593)


1994 Compared to 1993 -

Partnership owned -

         Revenues in the Partnership's wholly owned Surfside System and Little Rock System cable television systems increased $234,659, or approximately 2 percent, from $9,666,096 in 1993 to $9,900,755 in 1994. Increases in revenues from advertising
sales and pay-per-view were primarily responsible for the increase in revenues. In addition, the increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1993.

         Operating, general and administrative expenses increased $485,218, or approximately 9 percent, from $5,311,242 in 1993 to $5,796,460 in 1994.
Operating, general and administrative expenses represented approximately 59 percent and 55 percent of revenue for 1994 and 1993, respectively. Increases in programming fees were primarily responsible for the increase in operating, general and administrative expense. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner decreased $53,957, or approximately 4 percent, from $1,325,665 in 1993 to $1,271,708 in
1994 due to a decrease in allocated expenses from the General Partner caused by a change in allocation methods. Depreciation and amortization expense decreased $611,501, or approximately 9 percent, from $6,460,061 in 1993 to $5,848,560 in 1994. This decrease is due to the maturation of the Partnership's asset base.

         Operating loss decreased $414,899, or approximately 12 percent, from $3,430,872 in 1993 to $3,015,973 in 1994. This decrease is due to the increase in revenues and the decreases in management fees and allocated overhead from the General Partner and depreciation and amortization exceeding the increase in operating, general and administrative expense. Operating income before depreciation and amortization expense decreased $196,602, or approximately 6 percent, from $3,029,189 in 1993 to $2,832,587 in 1994 due to the increase in operating, general and administrative expenses exceeding the increase in revenues and the decrease in management fees and allocated overhead from the General Partner. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would be the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.


         Interest expense increased $176,775, or approximately 23 percent, from $759,151 in 1993 to $935,926 in 1994. This increase is due to higher effective interest rates on interest bearing obligations. Net loss decreased $248,007, or approximately 6 percent, from $4,201,451 in 1993 to $3,953,444 in 1994. These losses were primarily the result of the factors discussed above and are expected to continue in the future.

Venture owned -

         In addition to its wholly owned systems, the Partnership owns an approximate 73 percent interest in the Venture.

         Revenues of the Venture's Broward County System increased $114,572, or less than l percent, from $22,068,952 in 1993 to $22,183,524 in 1994.
Increases in advertising sales revenues and home shopping revenues were primarily responsible for the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Venture complied effective September 1993 and July 1994, respectively.
No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $538,923, or approximately 4 percent, from $12,339,515 in 1993 to $12,878,438 in 1994.
Operating, general and administrative expenses represented 58 percent of revenue in 1994, compared to 56 percent in 1993. The increase in operating, general and administrative expenses was due primarily to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from Jones Intercable, Inc. increased $75,722, or approximately 3 percent, from $2,701,568 in 1993 to $2,777,290 in 1994 primarily due to an increase in allocated expenses from Jones Intercable, Inc. Jones Intercable, Inc. has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Venture. Depreciation and amortization expense decreased $163,814, or approximately 2 percent, from $9,352,808 in 1993 to $9,188,994 in
1994. The decrease in depreciation and amortization expense is attributable to the maturation of the Venture's asset base.

         Operating loss increased $336,259, or approximately 14 percent, from $2,324,939 in 1993 to $2,661,198 in 1994. This increase is due to the increase in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense decreased $500,073, or approximately 7 percent, from $7,027,869 in 1993 to $6,527,796 in 1994 due to the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by Jones Intercable, Inc., which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and Jones Intercable, Inc. incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. Jones Intercable, Inc. will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $277,362, or approximately 11 percent, from $2,450,672 in 1993 to $2,728,034 in 1994 due to higher effective interest rates on interest bearing obligations. Net loss increased $704,279, or approximately 15 percent, from $4,713,500 in 1993 to $5,417,779 in 1994. The increase was primarily attributable to the increase in operating loss and the increase in interest expense. These losses were primarily the result of the factors discussed above and are expected to continue in the future.

1993 Compared to 1992 -

Partnership owned -

         Revenues in the Partnership's wholly owned Surfside System and Little Rock System increased $319,096, or approximately 3 percent, from $9,347,000 in 1992 to $9,666,096 in 1993. Basic service rate adjustments as well as increases in revenues from advertising sales and pay-per-view were primarily responsible for the increase in revenues. Such increases were offset, in part, by decreases in premium service revenue. In addition, the increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1993.

         Operating, general and administrative expenses increased $180,421, or approximately 4 percent, from $5,130,821 in 1992 to $5,311,242 in 1993.
Operating, general and administrative expenses represented 55 percent of revenue in both 1993 and 1992. Increases in programming fees were primarily responsible for the increase in operating, general and administrative expense. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $54,980, or approximately 4 percent, from $1,270,685 in 1992 to $1,325,665 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expense from the General Partner. Depreciation and amortization expense decreased $213,407, or approximately 3 percent, from $6,673,468 in 1992 to $6,460,061 in
1993.  This decrease was due to the maturation of the Partnership's asset base.

         Operating loss decreased $297,102, or approximately 8 percent, from $3,727,974 in 1992 to $3,430,872 in 1993. This decrease was due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner as well as the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense increased $83,695, or approximately 3 percent, from $2,945,494 in 1992 to $3,029,189 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         Interest expense decreased $164,771, or approximately 18 percent, from $923,922 in 1992 to $759,151 in 1993. This decrease was due to lower effective interest rates and lower outstanding balances on interest bearing obligations. Net loss decreased $471,996, or approximately 10 percent, from $4,673,447 in 1992 to $4,201,451 in 1993. These losses were primarily the result of the factors discussed above.

Venture owned -

         In addition to its wholly owned systems, the Partnership owns an approximate 73 percent interest in the Venture.

         Revenues of the Venture's Broward County System increased $1,856,065, or approximately 9 percent, from $20,212,867 in 1992 to $22,068,952 in 1993.
Increases in basic subscribers and premium subscriptions accounted for approximately 48 percent of the increase in revenue. Basic subscribers and premium subscriptions increased 6 percent and 14 percent, respectively, during

1993. Advertising sales accounted for approximately 19 percent of the increase in revenues. Basic service rate adjustments accounted for approximately 15 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1993. No other individual factor significantly affected the increase in revenues.

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

Financial Condition

         In addition to the Surfside System and the Little Rock System owned directly by it, the Partnership owns an approximate 73 percent interest in the Venture. The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture reduced by the Partnership's 27 percent minority interest in the Venture.

         The Partnership expended approximately $1,400,000 on capital additions during 1994 in its Surfside System and Little Rock System. Approximately 43 percent of these expenditures were for the construction of cable plant extensions. Approximately 25 percent of the expenditures were for the construction of drops to subscribers' homes. The remainder of the expenditures were for various enhancements in the Partnership's cable television systems. Funding for these expenditures was provided by cash generated by operations. Anticipated capital expenditures for 1995 are approximately $2,000,000. Approximately 25 percent of these expenditures are expected to be used for new plant construction in the Partnership's systems. Approximately 22 percent are for service drops to homes. The remainder of these expenditures are for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

         The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The reducing revolving credit commitment reduced to $9,500,000 on December 31, 1993, reduced to $8,500,000 on December 31, 1994 and is payable in full at December 31, 1995. At December 31, 1994, $5,800,000 was outstanding under the revolving credit facility, leaving $2,700,000 of borrowings available until December 31, 1995 for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began March 31, 1993 and matures December 31, 1995. As of December 31, 1994, $9,250,000 was outstanding on this term loan. Installment payments made during 1994 totaled $500,000. The Partnership plans on renegotiating its debt arrangements prior to the maturity of its current revolving credit facility and term loan. If successful, the proceeds would be used to repay amounts outstanding under the current debt arrangements. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of Prime plus .20 percent, LIBOR plus 1.20 percent or the CD rate plus 1.325 percent.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000. The Partnership paid a fee of $77,600. The agreement protected the Partnership from LIBOR interest rates that exceeded seven percent for three years from the date of the agreement.

         The General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs, subject to successful renegotiation of its credit facility, as discussed above.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed cost-of-service showings for the Surfside System and Little Rock System and thus anticipates no further reductions in rates in its systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received.

         The Venture complied with the February 1994 benchmark regulations and further reduced rates in the Broward County System effective July 1994. See
Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

         The Venture expended approximately $3,600,000 on capital additions during 1994. Cable television plant extensions accounted for approximately 22 percent of these expenditures. The construction of service drops to homes, rebuilds and upgrades, and the purchase of converters accounted for approximately 22 percent, 9 percent and 9 percent, respectively, of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded from cash on hand and cash generated from operations. The Venture plans to expend approximately $3,200,000 for capital additions in 1995. Of this total, approximately 30 percent is for cable television plant extensions. Approximately 28 percent will relate to the construction of service drops to homes. Approximately 14 percent will relate to upgrades and rebuild of the Broward County System. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

         On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1994 was $42,120,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, Jones Intercable, Inc. completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during 1994 totalled $1,169,532. Installments due during 1995 total $2,340,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or the CD rate plus 1-5/8 percent.


         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement.


         Jones Intercable, Inc. believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

Item 8.  Financial Statements


                             CABLE TV FUND 14-B AND
                              CABLE TV FUND 14-A/B

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                        Page
                                                                   ----------------
                                                                   14-B      14-A/B
                                                                   ----      ------
Report of Independent Public Accountants                            19         31

Balance Sheets                                                      20         32

Statements of Operations                                            22         34

Statements of Partners' Capital (Deficit)                           23         35

Statements of Cash Flows                                            24         36

Notes to Financial Statements                                       25         37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-B:

         We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B (a Colorado limited partnership) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                     ---------------------------------
                 ASSETS                                                                   1994               1993
                                                                                     --------------      -------------
CASH                                                                                 $     648,379       $    410,238

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $118,967 and $90,753 at December 31, 1994 and 1993, respectively                       944,373          1,331,434

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                              85,658,550         80,586,783
    Less-accumulated depreciation                                                      (37,569,000)       (31,708,982)
                                                                                     -------------       ------------
                                                                                        48,089,550         48,877,801

    Franchise costs, net of accumulated amortization of $43,864,245 and
        $37,174,465 at December 31, 1994 and 1993, respectively                         42,066,552         48,756,332
    Subscriber lists, net of accumulated amortization of $13,916,352 and
        $12,258,896 at December 31, 1994 and 1993, respectively                          3,606,588          5,264,044
    Costs in excess of interests in net assets purchased, net of accumulated amortization of $4,572,555 and $3,882,714 at December 31, 1994
        and 1993, respectively                                                          23,014,006         23,703,847
                                                                                     -------------       ------------
                 Total investment in cable television properties                       116,776,696        126,602,024

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            498,309            436,245
                                                                                     -------------       ------------
                 Total assets                                                        $ 118,867,757       $128,779,941
                                                                                     =============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                      --------------------------------
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                         1994              1993
                                                                                      ------------       ------------
LIABILITIES:
    Debt                                                                              $ 57,376,558       $ 58,881,755
    Accounts payable-
        Trade                                                                               62,146             32,339
        General Partner                                                                    297,956             29,182
    Deferred brokerage fee                                                                 920,000            920,000
    Accrued liabilities                                                                  1,954,453          1,314,361
    Subscriber prepayments                                                                 582,203            556,640
                                                                                      ------------       ------------
                 Total liabilities                                                      61,193,316         61,734,277
                                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                                        5,883,075          7,351,293
                                                                                      ------------       ------------
PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                  1,000              1,000
        Accumulated deficit                                                               (609,182)          (530,152)
                                                                                      ------------       ------------
                                                                                          (608,182)          (529,152)
                                                                                      ------------       ------------
    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at December 31, 1994 and 1993)                                 112,127,301        112,127,301
        Accumulated deficit                                                            (59,727,753)       (51,903,778)
                                                                                      ------------       ------------
                                                                                        52,399,548         60,223,523
                                                                                      ------------       ------------
                 Total liabilities and partners' capital (deficit)                    $118,867,757       $128,779,941
                                                                                      ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended December 31,
                                                                     --------------------------------------------------
                                                                          1994              1993               1992
                                                                     ------------      -------------     --------------
REVENUES                                                             $ 32,084,279      $  31,735,048     $  29,559,867

COSTS AND EXPENSES:
    Operating, general and administrative                              18,674,898         17,650,757        16,183,248
    Management fees and allocated overhead from
        General Partner                                                 4,048,998          4,027,233         3,752,343
    Depreciation and amortization                                      15,037,554         15,812,869        16,645,383
                                                                     ------------      -------------     -------------
OPERATING LOSS                                                         (5,677,171)        (5,755,811)       (7,021,107)
                                                                     ------------      -------------     -------------

OTHER INCOME (EXPENSE):
    Interest expense                                                   (3,663,960)        (3,209,823)       (3,488,912)
    Other, net                                                            (30,092)            50,683          (349,535)
                                                                     ------------      -------------     -------------
         Total other income (expense)                                  (3,694,052)        (3,159,140)       (3,838,447)

CONSOLIDATED LOSS BEFORE MINORITY INTEREST                             (9,371,223)        (8,914,951)      (10,859,554)

MINORITY INTEREST IN CONSOLIDATED LOSS                                  1,468,218          1,277,358         1,676,435
                                                                     ------------      -------------     -------------
NET LOSS                                                             $ (7,903,005)     $  (7,637,593)    $  (9,183,119)
                                                                     ============      =============     =============


ALLOCATION OF NET LOSS:
    General Partner                                                  $    (79,030)     $     (76,376)    $     (91,831)
                                                                     ============      =============     =============

    Limited Partners                                                 $ (7,823,975)     $  (7,561,217)    $  (9,091,288)
                                                                     ============      =============     =============

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                                                 $     (29.94)     $      (28.93)    $      (34.79)
                                                                     ============      =============     =============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                           261,353            261,353           261,353
                                                                     ============      =============     =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                Year Ended December 31,
                                                               ------------------------------------------------------
                                                                   1994                1993                 1992
                                                               -------------      ---------------      --------------
GENERAL PARTNER:
    Balance, beginning of year                                 $   (529,152)      $    (452,776)       $   (360,945)
    Net loss for year                                               (79,030)            (76,376)            (91,831)
                                                               ------------       -------------        ------------
    Balance, end of year                                       $   (608,182)      $    (529,152)       $   (452,776)
                                                               ============       =============        ============


LIMITED PARTNERS:
    Balance, beginning of year                                 $ 60,223,523       $  67,784,740        $ 76,876,028
    Net loss for year                                            (7,823,975)         (7,561,217)         (9,091,288)
                                                               ------------       -------------        ------------
    Balance, end of year                                       $ 52,399,548       $  60,223,523        $ 67,784,740
                                                               ============       =============        ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      -------------------------------------------------
                                                                          1994             1993              1992
                                                                      ------------    -------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(7,903,005)    $ (7,637,593)   $   (9,183,119)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
            Depreciation and amortization                              15,037,554       15,812,869        16,645,383
            Amortization of interest rate protection contract             108,711          108,708            -
            Minority interest in consolidated loss                     (1,468,218)      (1,277,358)       (1,676,435)
            Decrease (increase) in trade receivables                      387,061         (490,713)         (370,755)
            Decrease (increase) in deposits, prepaid expenses and
                deferred charges                                         (311,234)           8,891          (228,444)
            Increase (decrease) in accounts payable, accrued
                liabilities and subscriber prepayments                    695,462          (97,499)          (46,564)
            Increase (decrease) in advances from General Partner          268,774          (90,155)          119,337
                                                                      -----------     ------------    --------------
         Net cash provided by operating activities                      6,815,105        6,337,150         5,259,403
                                                                      -----------     ------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (5,071,767)      (4,678,400)       (3,771,339)
                                                                      -----------     ------------    --------------
         Net cash used in investing activities                         (5,071,767)      (4,678,400)       (3,771,339)
                                                                      -----------     ------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                              290,797          319,562         2,286,081
    Repayment of debt                                                  (1,795,994)      (4,190,553)       (1,172,903)
    Purchase of interest rate protection contracts                         -              (323,850)          -
                                                                      -----------     ------------    --------------
         Net cash provided by (used in) financing activities           (1,505,197)      (4,194,841)        1,113,178
                                                                      -----------     ------------    --------------

Increase (decrease) in cash                                               238,141       (2,536,091)        2,601,242

Cash, beginning of year                                                   410,238        2,946,329           345,087
                                                                      -----------     ------------    --------------

Cash, end of year                                                     $   648,379     $    410,238    $    2,946,329
                                                                      ===========     ============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $ 3,257,869     $  3,098,987    $    3,370,866
                                                                      ===========     ============    ==============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               CABLE TV FUND 14-B
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 14-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 9, 1987, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. Intercable, a publicly held Colorado corporation, is the "General Partner" and manager of the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

         Contributed Capital, Commissions and Syndication Costs

                 The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

                 Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

                 All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Intercable, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Formation of Joint Venture

                 On January 8, 1988, Cable TV Fund 14-A and the Partnership formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida (the "Broward County System"). Cable TV Fund 14-A contributed $18,975,000 to the capital of the Venture for an approximate 27 percent ownership interest and the Partnership contributed $51,025,000 to the capital of the Venture for an approximate 73 percent ownership interest.

         Cable Television System Acquisitions

                 The Partnership acquired the cable television system serving Surfside, South Carolina (the "Surfside System") in 1988 and the cable television system serving Little Rock, California (the "Little Rock System") in 1989.

                 The above acquisitions were accounted for as purchases with the individual purchase prices allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and noncompete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable (Note 3) and other system acquisition costs were capitalized and included in the cost of intangible assets.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Principles of Consolidation

                 As a result of the Partnership's ownership interest in the Venture of approximately 73 percent, the accompanying consolidated financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis with the ownership interest of Cable TV Fund 14-A in the Venture shown as a minority interest. The Venture does not have any ownership interest in the Surfside System or Little Rock System. These systems are owned 100 percent by the Partnership. All interpartnership accounts and transactions have been eliminated.

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

         Cable distribution systems                                            5 - 15  years
         Equipment and tools                                                        5  years
         Office furniture and equipment                                             5  years
         Buildings                                                                 20  years
         Vehicles                                                                   3  years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                                     1 - 30 years
         Subscriber lists                                                         2 years
         Costs in excess of interests in net assets purchased                    34 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., a subsidiary of Intercable, performs brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Jones Group, Ltd. earned a fee totalling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988. Approximately $920,000 of such fee has been deferred until the sale of the Surfside System.

         Management Fees, Distribution Ratios and Reimbursements

                 Intercable manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership and the Venture for the years ended December 31, 1994, 1993 and 1992 were $1,604,214, $1,586,750 and $1,477,993, respectively.

                 Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to Intercable. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable.

                 The Partnership and the Venture reimburse Intercable for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Partnership and to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each Partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992 were $2,444,784, $2,440,481 and $2,274,350, respectively.

                 The Partnership and the Venture were charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged the Partnership and the Venture by Intercable was $960, $2,361 and $7,219 for the years ended December 31, 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

                 The Partnership and the Venture receive programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled approximately $46,768, $46,177 and $45,603, in 1994, 1993 and 1992,
respectively. Payments to The Mind Extension University totalled approximately $42,373, $26,824 and $26,131 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $14,957 in 1994. The Partnership and the Venture received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership and the Venture totalling $31,126 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                               1994                  1993
                                                                           -------------        -------------
         Cable distribution systems                                        $ 76,988,622         $ 72,268,005
         Equipment and tools                                                  2,448,874            2,500,445
         Office furniture and equipment                                       1,538,279            1,290,847
         Buildings                                                            2,149,823            2,101,921
         Vehicles                                                             1,346,651            1,239,264
         Land                                                                 1,186,301            1,186,301
                                                                           ------------         ------------
                                                                             85,658,550           80,586,783
                 Less - accumulated depreciation                            (37,569,000)         (31,708,982)
                                                                           ------------         ------------
                 Total                                                     $ 48,089,550         $ 48,877,801
                                                                           ============         ============

(5)      DEBT

                 Debt consists of the following:                                       December 31,
                                                                            --------------------------------
                                                                               1994                  1993
                                                                            -----------          -----------
         Lending institutions-
             Term loan for the Venture                                      $42,120,468          $43,290,000
             Revolving credit and term loan for the Partnership              15,050,000           15,350,000
                                                                            -----------          -----------
         Capital lease obligations                                              206,090              241,755
                                                                            -----------          -----------
                 Total                                                      $57,376,558          $58,881,755
                                                                            ===========          ===========

                 On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1994 was $42,120,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, Intercable completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during 1994 totalled $1,169,532. Installments due during 1995 total $2,340,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.17 percent and 5.0 percent, respectively.

                 In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

                 The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The reducing revolving credit commitment reduced to $9,500,000 on December 31, 1993, reduced to $8,500,000 on December 31, 1994 and is payable in full at December 31, 1995. At December 31, 1994, $5,800,000 was outstanding under the revolving credit facility, leaving $2,700,000 of borrowings available until December 31, 1995 for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began March 31, 1993 and matures on December 31, 1995. As of December 31, 1994, $9,250,000 was outstanding on this term loan. The Partnership plans on renegotiating its debt arrangements prior to the maturity of its current revolving credit facility and term loan. Currently, interest is payable on each loan at the Partnership's option of Prime plus .20 percent, LIBOR plus
1.20 percent or the CD rate plus 1.325 percent. The effective interest rates on amounts outstanding on the Partnership's credit facility as of December 31, 1994 and 1993 were 6.97 percent and 4.71 percent, respectively.

                 In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000. The Partnership paid a fee of $77,600. The agreement protected the Partnership from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of this agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:

                                                                      Venture          Fund 14-B         Total
                                                                    -----------       -----------     -----------
         1995                                                       $ 2,385,436       $15,066,391     $17,451,827
         1996                                                         3,555,436            16,391       3,571,827
         1997                                                         4,725,436            16,391       4,741,827
         1998                                                         4,695,145             5,464       4,700,609
         1999                                                        26,910,468            -           26,910,468
         Thereafter                                                      -                 -               -
                                                                    -----------       -----------     -----------
                 Total                                              $42,271,921       $15,104,637     $57,376,558
                                                                    ===========       ===========     ===========

                 At December 31, 1994, substantially all of the Partnership's and the Venture's property, plant and equipment secured their respective indebtedness.

(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by Intercable.

                 The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                 Taxable loss reported to the partners is different from that reported in the consolidated statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the consolidated statements of operations.

(7)     COMMITMENTS AND CONTINGENCIES


         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for the Surfside System and the Little Rock System and thus anticipates no further reductions in rates in its systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received.

         Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $90,993, $97,288 and $86,704, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999 and thereafter are as follows:

               1995                              $  75,740
               1996                                 54,125
               1997                                 29,740
               1998                                  9,110
               1999                                  7,944
               Thereafter                           22,754
                                                 ---------
                                                 $ 199,413
                                                 =========


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:

                                                                                For the Year Ended December 31,
                                                                    --------------------------------------------------
                                                                        1994                1993               1992
                                                                    -----------         ------------       -----------
         Maintenance and repairs                                    $   442,368         $   405,046        $   385,911
                                                                    ===========         ===========        ===========

         Taxes, other than income and payroll taxes                 $   386,906         $   390,126        $   356,548
                                                                    ===========         ===========        ===========

         Advertising                                                $   228,144         $   188,715        $   248,868
                                                                    ===========         ===========        ===========

         Depreciation of property, plant and equipment              $ 6,000,478         $ 6,765,143        $ 7,390,485
                                                                    ===========         ===========        ===========

         Amortization of intangible assets                          $ 9,037,076         $ 9,047,726        $ 9,254,898
                                                                    ===========         ===========        ===========

(9)     OPERATING RESULTS OF SURFSIDE AND LITTLE ROCK SYSTEMS

                 The results of operations of the Partnership's wholly owned Surfside System and Little Rock System on a stand-alone basis are presented below. The Partnership's share of the Venture owned Broward County System operations is also presented.

                                                                              For the Year Ended December 31,
                                                                     -------------------------------------------------
                                                                        1994               1993               1992
                                                                     -----------       -----------         -----------
Revenues                                                             $ 9,900,755       $ 9,666,096         $ 9,347,000

Operating, general and administrative expenses                        (5,796,460)       (5,311,242)         (5,130,821)
Management fees and allocated overhead from General Partner           (1,271,708)       (1,325,665)         (1,270,685)
Depreciation and amortization                                         (5,848,560)       (6,460,061)         (6,673,468)
                                                                     -----------       -----------         -----------

Operating loss                                                        (3,015,973)       (3,430,872)         (3,727,974)

Interest expense                                                        (935,926)         (759,151)           (923,922)
Other, net                                                                (1,545)          (11,428)            (21,551)
                                                                     -----------       -----------         -----------

Loss of the Surfside System and the Little Rock System                (3,953,444)       (4,201,451)         (4,673,447)

The Partnership's share of the loss of the Broward County System      (3,949,561)       (3,436,142)         (4,509,672)
                                                                     -----------       -----------         -----------

Net loss                                                             $(7,903,005)      $(7,637,593)        $(9,183,119)
                                                                     ===========       ===========         ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 14-A/B Venture:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8,1995.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                                 December 31,
                                                                                     --------------------------------
                 ASSETS                                                                   1994             1993
                                                                                     -------------     --------------
CASH                                                                                 $     254,974     $      313,701

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $95,444 and $60,902 at December 31, 1994 and 1993, respectively                        601,185            826,776

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                              48,109,168         44,478,623
    Less- accumulated depreciation                                                     (20,972,255)       (17,707,316)
                                                                                     -------------     --------------

                                                                                        27,136,913         26,771,307

    Franchise costs, net of accumulated amortization of $30,414,475 and
        $25,903,735 at December 31, 1994 and 1993, respectively                         17,228,025         21,738,765
    Subscriber lists, net of accumulated amortization of $8,745,434 and
        $7,923,218 at December 31, 1994 and 1993, respectively                           2,974,966          3,797,182
    Costs in excess of interests in net assets purchased, net of accumulated amortization of $3,649,056 and $3,108,456 at December 31, 1994
        and 1993, respectively                                                          17,975,010         18,515,610
                                                                                     -------------     --------------

                 Total investment in cable television properties                        65,314,914         70,822,864

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            426,387            352,475
                                                                                     -------------     --------------

                 Total assets                                                        $  66,597,460     $   72,315,816
                                                                                     =============     ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                                 December 31,
                                                                                      -------------------------------
                 LIABILITIES AND PARTNERS' CAPITAL                                         1994             1993
                                                                                      -------------     -------------
LIABILITIES:
    Debt                                                                              $ 42,271,921      $ 43,461,730
    Accounts payable-
        Trade                                                                               60,525            14,063
        Jones Intercable, Inc.                                                             354,179            57,920
    Accrued liabilities                                                                  1,350,465           832,382
    Subscriber prepayments                                                                 496,407           467,979
                                                                                      ------------      ------------
                 Total liabilities                                                      44,533,497        44,834,074
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Contributed capital                                                                 70,000,000        70,000,000
    Accumulated deficit                                                                (47,936,037)      (42,518,258)
                                                                                      ------------      ------------
                                                                                        22,063,963        27,481,742
                                                                                      ------------      ------------
                 Total liabilities and partners' capital                              $ 66,597,460      $ 72,315,816
                                                                                      ============      ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                  Year Ended December 31,
                                                                     ------------------------------------------------
                                                                        1994                1993             1992
                                                                     ------------       ------------     ------------
REVENUES                                                             $22,183,524        $22,068,952      $20,212,867

COSTS AND EXPENSES:
    Operating, general and administrative                             12,878,438         12,339,515       11,052,427
    Management fees and allocated overhead from
        Jones Intercable, Inc.                                         2,777,290          2,701,568        2,481,658
    Depreciation and amortization                                      9,188,994          9,352,808        9,971,915
                                                                     -----------        -----------      -----------

OPERATING LOSS                                                        (2,661,198)        (2,324,939)      (3,293,133)
                                                                     -----------        -----------      -----------

OTHER INCOME (EXPENSE):
    Interest expense                                                  (2,728,034)        (2,450,672)      (2,564,990)
    Other, net                                                           (28,547)            62,111         (327,984)
                                                                     -----------        -----------      -----------

         Total other income (expense)                                 (2,756,581)        (2,388,561)      (2,892,974)
                                                                     -----------        -----------      -----------

NET LOSS                                                             $(5,417,779)       $(4,713,500)     $(6,186,107)
                                                                     ===========        ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                                1994               1993            1992
                                                            ------------       ------------    ------------
CABLE TV FUND 14-A (27%):
    Balance, beginning of year                              $ 7,351,293        $ 8,628,651     $10,305,086
    Net loss for year                                        (1,468,218)        (1,277,358)     (1,676,435)
                                                            -----------        -----------     -----------
    Balance, end of year                                    $ 5,883,075        $ 7,351,293     $ 8,628,651
                                                            ===========        ===========     ===========


CABLE TV FUND 14-B (73%):
    Balance, beginning of year                              $20,130,449        $23,566,591     $28,076,263
    Net loss for year                                        (3,949,561)        (3,436,142)     (4,509,672)
                                                            -----------        -----------     -----------
    Balance, end of year                                    $16,180,888        $20,130,449     $23,566,591
                                                            ===========        ===========     ===========

TOTAL:
    Balance, beginning of year                              $27,481,742        $32,195,242     $38,381,349
    Net loss for year                                        (5,417,779)        (4,713,500)     (6,186,107)
                                                            -----------        -----------     -----------
    Balance, end of year                                    $22,063,963        $27,481,742     $32,195,242
                                                            ===========        ===========     ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      -----------------------------------------------
                                                                          1994              1993             1992
                                                                      -----------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(5,417,779)      $(4,713,500)    $(6,186,107)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                9,188,994         9,352,808       9,971,915
           Amortization of interest rate protection agreement              82,080            82,080          -
           Decrease (increase) in trade receivables                       225,591          (253,001)       (332,245)
           Decrease (increase) in deposits, prepaid expenses
               and deferred charges                                      (206,491)           13,218        (215,681)
           Increase in accounts payable, accrued
               liabilities and subscriber prepayments                     592,973           139,815          77,110
           Increase (decrease) in advances from Jones Intercable, Inc.    296,259           (67,953)        109,168
                                                                      -----------       -----------     -----------

                 Net cash provided by operating activities              4,761,627         4,553,467       3,424,160
                                                                      -----------       -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (3,630,545)       (3,040,155)     (2,094,077)
                                                                      -----------       -----------     -----------

                 Net cash used in investing activities                 (3,630,545)       (3,040,155)     (2,094,077)
                                                                      -----------       -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                               71,380           159,493       2,286,081
    Repayment of debt                                                  (1,261,189)       (3,606,172)     (1,415,363)
    Purchase of interest rate protection contract                          -               (246,250)       -
                                                                      -----------       -----------     -----------

                 Net cash provided by (used in)
                   financing activities                                (1,189,809)       (3,692,929)        870,718
                                                                      -----------       -----------     -----------

Increase (decrease) in cash                                               (58,727)       (2,179,617)      2,200,801

Cash, beginning of year                                                   313,701         2,493,318         292,517
                                                                      -----------       -----------     -----------

Cash, end of year                                                    $    254,974       $   313,701     $ 2,493,318
                                                                     ============       ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                     $ 2,454,391       $ 2,333,869     $ 2,502,294
                                                                     ============       ===========     ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 On January 8, 1988, Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd. (the "Venture Partners") formed a Colorado general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") by contributing $18,975,000 and $51,025,000, respectively, for approximate 27 percent and 73 percent ownership interests, respectively. The Venture was formed for the purpose of acquiring the cable television system serving areas in and around Broward County, Florida (the "Broward County System").

                 Jones Intercable, Inc. ("Intercable"), general partner of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and for other affiliated entities.

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

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

                 Cable distribution systems                                            5 - 15 years
                 Equipment and tools                                                        5 years
                 Office furniture and equipment                                             5 years
                 Buildings                                                            10 - 20 years
                 Vehicles                                                                   3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                                       1 - 8 years
                 Subscriber lists                                                          4 years
                 Costs in excess of interests in net assets purchased                     34 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., a subsidiary of Intercable, performs brokerage services in connection with the acquisition of systems for the Venture. For brokering the acquisition of a SMATV system in the Broward County System for the Venture, The Jones Group, Ltd. was paid a fee of $2,456, or 4 percent of the purchase price, during 1992. There were no brokerage fees paid in 1994 or 1993.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to five percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1994, 1993 and 1992 were $1,109,176, $1,103,448 and $1,010,643, respectively.

                 The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed.
Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the entity. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992 were $1,668,114, $1,598,120 and $1,471,015, respectively.

                 The Venture was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, such rate approximated Intercable's weighted average cost of borrowing. Total interest charged the Venture by Intercable was $960, $2,361 and $10,475 for the years ended December 31, 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

                 The Venture receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $30,631, $30,018 and $28,679 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $27,751, $17,451 and $16,434 in 1994, 1993 and 1992,
respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $5,694 in 1994. The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totalling $23,856 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                          December 31,
                                                                            ---------------------------------
                                                                                1994                  1993
                                                                            ------------         ------------
         Cable distribution systems                                         $ 41,905,039         $ 38,564,773
         Equipment and tools                                                   1,676,058            1,667,051
         Office furniture and equipment                                        1,117,198              977,462
         Buildings                                                             1,865,476            1,820,966
         Vehicles                                                                814,530              717,504
         Land                                                                    730,867              730,867
                                                                            ------------         ------------
                                                                              48,109,168           44,478,623

         Less - accumulated depreciation                                     (20,972,255)         (17,707,316)
                                                                            ------------         ------------

                                                                            $ 27,136,913         $ 26,771,307
                                                                            ============         ============

(5)      DEBT

                 Debt consists of the following:                                        December 31,
                                                                             ---------------------------------
                                                                                 1994                  1993
                                                                             ------------         ------------
         Lending institutions-
             Revolving credit and term loan                                  $42,120,468          $43,290,000

         Capital lease obligations                                               151,453              171,730
                                                                             -----------          -----------
                                                                             $42,271,921          $43,461,730
                                                                             ===========          ===========

                 On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1994 was $42,120,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, Intercable completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during 1994 totalled $1,169,532. Installments due during 1995 total $2,340,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or the CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.17 percent and 5.0 percent, respectively.

                 In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.
The fee is being charged to interest expense over the life of the agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:
$2,385,436, $3,555,436, $4,725,436, $4,695,145, $26,910,468 and $-0-.  At
December 31, 1994, substantially all of the Venture's property, plant and equipment secured the above indebtedness.


(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.

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


(7)      COMMITMENTS AND CONTINGENCIES


                 On October 5, 1992 Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture complied with the February 1994 benchmark regulations and further reduced rates in the Broward County System effective July 1994.

                 Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $49,856, $46,521 and $45,406, respectively for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999 and thereafter are as follows:

                                  1995                                    $50,997
                                  1996                                     31,381
                                  1997                                      6,996
                                  1998                                      1,166
                                  1999                                        -
                                  Thereafter                                  -
                                                                          -------
                                                                          $90,540
                                                                          =======


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:

                                                                                   Year Ended December 31,
                                                                      -------------------------------------------------
                                                                         1994                1993               1992
                                                                      ----------         -----------        -----------
                Maintenance and repairs                               $  238,893         $   238,163        $  222,104
                                                                      ==========         ===========        ==========

                Taxes, other than income and payroll taxes            $  258,369          $  265,331        $  259,575
                                                                      ==========         ===========        ==========

                Advertising                                           $  157,998         $    95,211        $  155,137
                                                                      ==========         ===========        ==========

                Depreciation of property, plant and equipment         $3,315,438          $3,468,602        $4,055,759
                                                                      ==========         ===========        ==========

                Amortization of intangible assets                     $5,873,556          $5,884,206        $5,916,156
                                                                      ==========         ===========        ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

     Name                              Age          Positions with the General Partner
     ----                              ---          ----------------------------------
     Glenn R. Jones                    65           Chairman of the Board and Chief Executive Officer
     Derek H. Burney                   55           Vice Chairman of the Board
     James B. O'Brien                  45           President, Chief Operating Officer and Director
     Ruth E. Warren                    45           Group Vice President/Operations
     Kevin P. Coyle                    43           Group Vice President/Finance
     Christopher J. Bowick             40           Group Vice President/Technology
     Timothy J. Burke                  44           Group Vice President/Taxation/Administration
     Raymond L. Vigil                  48           Group Vice President/Human Resources and Director
     Cynthia A. Winning                43           Group Vice President/Marketing
     Elizabeth M. Steele               43           Vice President/General Counsel/Secretary
     Larry W. Kaschinske               35           Controller
     James J. Krejci                   53           Director
     Christine Jones Marocco           39           Director
     Daniel E. Somers                  47           Director
     Robert S. Zinn                    58           Director
     David K. Zonker                   41           Director

        Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

        Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

        Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

        Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

        Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

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

        Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

        Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

        Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee.
From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

         From time to time, The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Partnership and the Venture in connection with Partnership and Venture acquisitions and sales from or to unaffiliated parties.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party,educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership or the Venture.
During the year ended December 31, 1994, the Partnership received revenues from PIN of $31,126, and the Venture received revenues from PIN of $23,856.

         The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

                                                                            At December 31,
                                                                           ----------------
Cable TV Fund 14-B                                          1994                  1993                 1992
------------------                                          ----                  ----                 ----
Management fees                                            $1,604,214           $1,586,750           $1,477,993
Brokerage fees                                                    -0-                  -0-                2,456
Allocation of expenses                                      2,444,784            2,440,481            2,274,350
Interest expense                                                  960                2,361                7,219
Amount of notes and advances outstanding                      297,956               29,182              119,337
Highest amount of notes and advances outstanding              297,956              119,337              858,096
Programming fees:
   Superaudio                                                  46,768               46,177               45,603
   Mind Extension University                                   42,373               26,824               26,131
   Jones Computer Network                                      14,957                  -0-                  -0-


                                                                           At December 31,
                                                                          ----------------
Cable TV Fund 14-A/B Venture                               1994                  1993                 1992
----------------------------                               ----                  ----                 ----
Management fees                                            $1,109,176           $1,103,448           $1,010,643
Brokerage fees                                                    -0-                  -0-                2,456
Allocation of expenses                                      1,668,114            1,598,120            1,471,015
Interest expense                                                  960                2,361               10,475
Amount of notes and advances outstanding                      354,179               57,920              125,873
Highest amount of notes and advances outstanding              354,179              125,873              580,654
Programming fees:
   Superaudio                                                  30,631               30,018               28,679
   Mind Extension University                                   27,751               17,451               16,434
   Jones Computer Network                                       5,694                  -0-                  -0-

                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1.            See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.               The following exhibits are filed herewith.

   4.1           Limited Partnership Agreements for Cable TV Fund 14-B.  (1)

   4.2           Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.  (1)

   10.1.1        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Little Rock, California (Fund 14-B).  (2)

   10.1.2        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Big Cypress Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.3        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Brighton Seminole Indian Reservation, Florida (Fund 14-A/B).  (3)

   10.1.4        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the unincorporated portions of Broward County, Florida (Fund 14-A/B).
                 (2)

   10.1.5        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B).

   10.1.6        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida (Fund 14-A/B).  (2)

   10.1.7        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie, Florida (Fund 14-A/B).  (2)

   10.1.8        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.9        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.10       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lauderdale Lakes, Florida (Fund 14-A/B).  (2)

   10.1.11       Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise.  (4)

   10.1.12       Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise.  (4)

   10.1.13       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B).  (4)

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

   10.1.17       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Surfside Beach, South Carolina (Fund 14-B).  (4)

   10.2.1        Credit Agreement dated as of June 28, 1991 among Cable TV Fund 14-B, Ltd. and Canadian
                 Imperial Bank of Commerce, as agent for various lenders. (Fund 14-B)  (6)

   10.2.2        Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The
                 Bank of Nova Scotia, as agent for various lenders.  (Fund 14-A/B)  (6)

   10.2.3        First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)  (7)

   10.2.4        Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)  (7)

   10.2.5        Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders.  (Fund 14-A/B)

   10.3.1        Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B
                 Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B)  (8)

   27            Financial Data Schedule

__________

   (1) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1987 (Commission File Nos. 0-15378 and 0-16200)

   (2) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (Commission File Nos. 0-15378 and 0-16200)

   (3) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (Commission File Nos. 0-15378 and 0-16200)

   (4) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

   (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

   (6) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1991 (Commission File Nos. 0-15378 and 0-16200)

   (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0-15378 and 0-16200)

   (8) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

(b)              Reports on Form 8-K

                 None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CABLE TV FUND 14-B, LTD.
                                         a Colorado limited partnership
                                         By: Jones Intercable, Inc.


                                         By: /s/ Glenn R. Jones
                                             ------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:       March 22, 1995                  Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                       By:      /s/ Glenn R. Jones
                                                                ------------------
                                                                Glenn R. Jones
                                                                Chairman of the Board and Chief
                                                                Executive Officer
Dated:       March 22, 1995                                     (Principal Executive Officer)


                                                       By:      /s/ Kevin P. Coyle
                                                                ------------------
                                                                Kevin P. Coyle
                                                                Group Vice President/Finance
Dated:       March 22, 1995                                     (Principal Financial Officer)


                                                       By:      /s/ Larry Kaschinske
                                                                --------------------
                                                                Larry Kaschinske
                                                                Controller
Dated:       March 22, 1995                                     (Principal Accounting Officer)


                                                       By:      /s/ James B. O'Brien
                                                                --------------------
                                                                James B. O'Brien
Dated:       March 22, 1995                                     President and Director


                                                       By:      /s/ Raymond L. Vigil
                                                                --------------------
                                                                Raymond L. Vigil
Dated:       March 22, 1995                                     Group Vice President and Director


                                                       By:      /s/ Robert S. Zinn
                                                                ------------------
                                                                Robert S. Zinn
Dated:       March 22, 1995                                     Director

                                                       By:      /s/ David K. Zonker
                                                                -----------------------
                                                                David K. Zonker
Dated:       March 22, 1995                                     Director


                                                       By:      -----------------------
                                                                Derek H. Burney
Dated:                                                          Director


                                                       By:      -----------------------
                                                                James J. Krejci
Dated:                                                          Director


                                                       By:      -----------------------
                                                                Christine Jones Marocco
Dated:                                                          Director


                                                       By:      -----------------------
                                                                Daniel E. Somers
Dated:                                                          Director

                               INDEX TO EXHIBITS

  Exhibit                         Decription
  -------                         ----------
   4.1           Limited Partnership Agreements for Cable TV Fund 14-B.  (1)

   4.2           Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.  (1)

   10.1.1        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Little Rock, California (Fund 14-B).  (2)

   10.1.2        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Big Cypress Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.3        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Brighton Seminole Indian Reservation, Florida (Fund 14-A/B).  (3)

   10.1.4        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the unincorporated portions of Broward County, Florida (Fund 14-A/B).
                 (2)

   10.1.5        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B).

   10.1.6        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida (Fund 14-A/B).  (2)

   10.1.7        Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie, Florida (Fund 14-A/B).  (2)

   10.1.8        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.9        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B).
                 (3)

   10.1.10       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lauderdale Lakes, Florida (Fund 14-A/B).  (2)

   10.1.11       Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise.  (4)

   10.1.12       Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise.  (4)

   10.1.13       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B).  (4)

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

   10.1.17       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Surfside Beach, South Carolina (Fund 14-B).  (4)

   10.2.1        Credit Agreement dated as of June 28, 1991 among Cable TV Fund 14-B, Ltd. and Canadian
                 Imperial Bank of Commerce, as agent for various lenders. (Fund 14-B)  (6)

   10.2.2        Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The
                 Bank of Nova Scotia, as agent for various lenders.  (Fund 14-A/B)  (6)

   10.2.3        First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)  (7)

   10.2.4        Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)  (7)

   10.2.5        Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders.  (Fund 14-A/B)

   10.3.1        Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B
                 Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B)  (8)

   27            Financial Data Schedule