Form 10-Q
period 1995-03-31
CABLE TV FUND 14 B LTD
filed 1995-05-15
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
/x/       Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 1995
                                                    --------------
                                       or
/ /       Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _________________ to _________________

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

Yes    X                                                               No
    ------                                                                ------

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                March 31,                   December 31,
                ASSETS                                                            1995                          1994
                ------                                                    ---------------------         --------------------

CASH                                                                           $  1,321,932                 $    648,379

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $141,868 and $118,967
  at March 31, 1995 and December 31, 1994,
  respectively                                                                      740,759                      944,373

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         86,842,098                   85,658,550
  Less- accumulated depreciation                                                (39,087,270)                 (37,569,000)
                                                                                -----------                  -----------

                                                                                 47,754,828                   48,089,550

  Franchise costs, net of accumulated amortization of
    $45,038,611 and $43,864,245 at March 31, 1995
    and December 31, 1994, respectively                                          40,892,186                   42,066,552
  Subscriber lists, net of accumulated amortization of
    $14,224,399 and $13,916,352 at March 31, 1995
    and December 31, 1994, respectively                                           3,298,541                    3,606,588
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $4,745,015 and $4,572,555 at March 31, 1995
    and December 31, 1994, respectively                                          22,841,546                   23,014,006
                                                                                -----------                  -----------

       Total investment in cable television properties                          114,787,101                  116,776,696

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     507,910                      498,309
                                                                                -----------                  -----------

          Total assets                                                         $117,357,702                 $118,867,757
                                                                                ===========                  ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,                  December 31,
            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1995                         1994
            -------------------------------------------                   --------------------         --------------------

LIABILITIES:
  Debt                                                                         $ 57,283,136                 $ 57,376,558
  Accounts payable-
    Trade                                                                            20,451                       62,146
    General Partner                                                               1,096,877                      297,956
  Deferred brokerage fee                                                            920,000                      920,000
  Accrued liabilities                                                             1,481,049                    1,954,453
  Subscriber prepayments                                                            620,380                      582,203
                                                                                -----------                  -----------

          Total liabilities                                                      61,421,893                   61,193,316
                                                                                -----------                  -----------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                                   5,698,547                    5,883,075
                                                                                -----------                  -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                               1,000                        1,000
    Accumulated deficit                                                            (624,723)                    (609,182)
                                                                                -----------                  -----------

                                                                                   (623,723)                    (608,182)
                                                                                -----------                  -----------

  Limited Partners-
    Net contributed capital (261,353 units outstanding at
      March 31, 1995 and December 31, 1994)                                     112,127,301                  112,127,301
    Accumulated deficit                                                         (61,266,316)                 (59,727,753)
                                                                                -----------                  -----------

                                                                                 50,860,985                   52,399,548
                                                                                -----------                  -----------

          Total liabilities and
            partners' capital (deficit)                                        $117,357,702                 $118,867,757
                                                                                ===========                  ===========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Three Months Ended
                                                                                               March 31,
                                                                               --------------------------------------------

                                                                                     1995                      1994
                                                                                ----------------         ------------------

REVENUES                                                                        $ 8,487,743                  $ 7,917,496

COSTS AND EXPENSES:
  Operating expenses                                                              4,846,649                    4,517,072
  Management fees and allocated overhead from General Partner                     1,066,712                    1,003,222
  Depreciation and amortization                                                   3,185,748                    3,788,275
                                                                                 ----------                   ----------

OPERATING LOSS                                                                     (611,366)                  (1,391,073)
                                                                                 ----------                   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                               (1,129,029)                    (758,488)
  Other, net                                                                          1,763                       10,950
                                                                                 ----------                   ----------

          Total other income (expense)                                           (1,127,266)                    (747,538)
                                                                                 ----------                   ----------

CONSOLIDATED LOSS                                                                (1,738,632)                  (2,138,611)

MINORITY INTEREST IN CONSOLIDATED LOSS                                              184,528                      306,721
                                                                                 ----------                   ----------

NET LOSS                                                                        $(1,554,104)                 $(1,831,890)
                                                                                 ==========                   ==========

ALLOCATION OF NET LOSS:
  General Partner                                                               $   (15,541)                 $   (18,319)
                                                                                 ==========                   ==========

  Limited Partners                                                              $(1,538,563)                 $(1,813,571)
                                                                                 ==========                   ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                           $     (5.89)                 $     (6.94)
                                                                                 ==========                   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                     261,353                      261,353
                                                                                 ==========                   ==========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Three Months Ended
                                                                                               March 31,
                                                                              ---------------------------------------------

                                                                                     1995                      1994
                                                                              ------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (1,554,104)                 $(1,831,890)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                               3,173,142                    3,776,845
      Amortization of loan amendments fees                                           12,606                       11,430
      Amortization of interest rate protection contract                              24,959                       27,178
      Minority interest in consolidated loss                                       (184,528)                    (306,721)
      Decrease in trade receivables                                                 203,614                      508,981
      Increase in deposits, prepaid expenses and
        deferred charges                                                            (47,165)                    (164,372)
      Decrease in accounts payable, accrued liabilities
        and subscriber prepayments                                                 (476,922)                    (118,341)
      Increase (decrease) in advances from General Partner                          798,921                      (29,182)
                                                                                -----------                   ----------

                         Net cash provided by operating activities                1,950,523                    1,873,928
                                                                                -----------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (1,183,548)                  (1,134,070)
                                                                                -----------                   ----------

                         Net cash used in investing activities                   (1,183,548)                  (1,134,070)
                                                                                -----------                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          900,000                      100,000
  Repayment of debt                                                                (993,422)                    (159,238)
                                                                                -----------                   ----------

                         Net cash used in financing activities                      (93,422)                     (59,238)
                                                                                -----------                   ----------

Increase in cash                                                                    673,553                      680,620

Cash, beginning of period                                                           648,379                      410,238
                                                                                -----------                   ----------

Cash, end of period                                                            $  1,321,932                  $ 1,090,858
                                                                                ===========                   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $  1,111,478                 $    769,499
                                                                                ===========                  ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         As a result of the Partnership's ownership interest in Cable TV Fund 14-A/B Venture (the "Venture") of approximately 73 percent, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Cable TV Fund 14-A, Ltd. in the Venture shown as a minority interest. The Venture owns and operates the cable television system serving certain areas in Broward County, Florida. The Venture does not have any ownership interest in the cable television systems serving Surfside, South Carolina (the "Surfside System") or Little Rock, California (the "Little Rock System"). These systems are owned 100 percent by the Partnership. All interpartnership accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended March 31, 1995 and 1994 were $424,387 and $395,875, respectively.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership and the Venture for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 were $642,325 and $607,347, respectively.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                              March 31, 1995             December 31, 1994
                                                                              --------------             -----------------
                            ASSETS
                            ------

Cash and accounts receivable                                                   $  1,175,553                 $    856,159

Investment in cable television properties                                        64,236,535                   65,314,914

Other assets                                                                        428,906                      426,387
                                                                                -----------                  -----------

            Total assets                                                       $ 65,840,994                 $ 66,597,460
                                                                                ===========                  ===========

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

Debt                                                                           $ 41,668,635                 $ 42,271,921

Payables and accrued liabilities                                                  2,789,312                    2,261,576

Partners' contributed capital                                                    70,000,000                   70,000,000

Accumulated deficit                                                             (48,616,953)                 (47,936,037)
                                                                                -----------                  -----------

            Total liabilities and partners' capital                            $ 65,840,994                 $ 66,597,460
                                                                                ===========                  ===========


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                             --------------------------------------------

                                                                                  1995                        1994
                                                                             ----------------          ------------------

Revenues                                                                       $  5,925,887                 $  5,495,740

Operating expenses                                                               (3,270,576)                  (3,060,413)

Management fees and allocated overhead from General Partner                        (738,585)                    (688,291)

Depreciation and amortization                                                    (1,746,181)                  (2,315,450)
                                                                                -----------                  -----------

Operating income (loss)                                                             170,545                     (568,414)

Interest expense                                                                   (852,720)                    (564,820)

Other, net                                                                            1,259                        1,423
                                                                                -----------                  -----------

            Net loss                                                           $   (680,916)                $ (1,131,811)
                                                                                ===========                  ===========


         Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totalled $296,294 and $442,291, respectively for the three month period ended March 31, 1995, and $274,787 and $413,504, respectively, for the three month period ended March 31, 1994.

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

The Venture-

         For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $970,103, which is available to fund capital expenditures and non-operating costs. During the first three months of 1995, capital expenditures in the Venture-owned Broward County System totaled approximately $655,000. Approximately 41 percent of these expenditures related to new plant construction. Approximately 33 percent of these expenditures related to service drops to homes. Rebuild of the cable plant accounted for approximately 18 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $2,552,000. Approximately 33 percent will relate to new plant construction. Approximately 31 percent will relate to service drops to homes. Approximately 17 percent will relate to plant rebuilds in the Broward County System. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

         On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at March 31, 1995 was $41,535,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during the first quarter of 1995 totalled $585,000. Installments due during the remainder of 1995 total $1,755,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.63 percent and 5.04 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement.

         The General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs from cash on hand and cash generated from operations.

The Partnership-

         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $980,420, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $496,000 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first quarter of 1995. New plant construction accounted for approximately 24 percent and service drops to homes accounted for approximately 24 percent of these expenditures.
Upgrades of the cable plant accounted for approximately 25 percent of the expenditures. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $1,513,000. Approximately 25 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 21 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

         The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The reducing revolving credit reduced to $9,500,000 on December 31, 1993, reduced to $8,500,000 on December 31, 1994 and is payable in full on December 31, 1995. At March 31, 1995, $6,700,000 was outstanding under this revolving credit facility, leaving $1,800,000 available until year end for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began March 31, 1993 and the term loan matures on December 31, 1995. As of March 31, 1995, $8,875,000 was outstanding on this term loan. Installment payments made in the first quarter of 1995 totalled $375,000. The General Partner intends to renegotiate the credit facility during 1995. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of Prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 are 7.85 percent and 5.13 percent, respectively.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partner believes that the Partnership has sufficient sources of capital, assuming successful renegotiation of the Partnership's existing credit facility, to service its presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including almost all of those owned by the Partnership and Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership and Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

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

                             RESULTS OF OPERATIONS

The results of operations for the Partnership are summarized in the selected financial data below:


                                                                    For the Three Months Ended March 31, 1995
                                                            ------------------------------------------------------
                                                              Partnership           Venture
                                                                 Owned                Owned           Consolidated
                                                            ---------------      ---------------      ------------

Revenues                                                     $ 2,561,856          $5,925,887           $ 8,487,743

Operating expenses                                           $ 1,576,073          $3,270,576           $ 4,846,649

Management fees and allocated
  overhead from General Partner                              $   328,127          $  738,585           $ 1,066,712

Depreciation and amortization                                $ 1,439,567          $1,746,181           $ 3,185,748

Operating income (loss)                                      $  (781,911)         $  170,545           $  (611,366)

Interest expense                                             $  (276,309)         $ (852,720)          $(1,129,029)

Consolidated loss                                            $(1,057,716)         $ (680,916)          $(1,738,632)

Minority interest in consolidated loss                       $      -             $  184,528          $    184,528

Net loss                                                     $(1,057,716)         $ (496,388)          $(1,554,104)

Partnership owned -


                                                                    For the Three Months Ended March 31, 1994
                                                            ------------------------------------------------------
                                                              Partnership           Venture
                                                                 Owned                Owned           Consolidated
                                                            ---------------      ---------------      ------------

Revenues                                                     $ 2,421,756          $ 5,495,740          $ 7,917,496

Operating expenses                                           $ 1,456,659          $ 3,060,413          $ 4,517,072

Management fees and allocated
  overhead from General Partner                              $   314,931          $   688,291          $ 1,003,222

Depreciation and amortization                                $ 1,472,825          $ 2,315,450          $ 3,788,275

Operating loss                                               $  (822,659)         $  (568,414)         $(1,391,073)

Interest expense                                             $  (193,668)         $  (564,820)         $  (758,488)

Consolidated loss before minority interest                   $(1,006,800)         $(1,131,811)         $(2,138,611)

Minority interest in consolidated loss                       $      -             $   306,721          $   306,721

Net loss                                                     $(1,006,800)         $  (825,090)         $(1,831,890)

Partnership owned-

         Revenues in the Partnership's wholly owned cable television systems increased $140,100, or approximately 6 percent, from $2,421,756 at March 31, 1994 to $2,561,856 at March 31, 1995. The increase in revenue was due primarily to increases in the number of basic subscribers and premium subscriptions of approximately 6 percent and 3 percent, respectively. Basic subscribers increased from 23,179 at March 31, 1994 to 24,670 at March 31, 1995. Premium subscriptions increased from 15,663 at March 31, 1994 to 16,114 at March 31, 1995. No other factor was significant to the increase.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $119,414, or approximately 8 percent, from $1,456,659 at March 31, 1994 to $1,576,073 at March 31, 1995. Operating
expenses represented 62 percent of revenue for the first quarter of 1994 compared to 63 percent for the similar period in 1995. This increase was due to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $13,196, or approximately 4 percent, from $314,931 at March 31, 1994 to $328,127 at March 31, 1995 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership. Depreciation and amortization expense decreased $33,258, or approximately 2 percent, from $1,472,825 at March 31, 1994 to $1,439,567 at March 31, 1995.
This decrease was attributable to the maturation of the Partnership's tangible asset base.

         Operating loss decreased $40,748, or approximately 5 percent, from $822,659 at March 31, 1994 to $781,911 at March 31, 1995 due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $7,490, or approximately 1 percent, from $650,166 for the three months ended March 31, 1994 to $657,656 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $82,641, or approximately 43 percent, from $193,668 at March 31, 1994 to $276,309 at March 31, 1995 due to higher effective interest rates on interest bearing obligations. Net loss increased $50,916, or approximately 5 percent, from $1,006,800 at March 31, 1994 to $1,057,716 at March 31, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

Venture owned-

         The Venture's revenues increased $430,147, or approximately 8 percent, from $5,495,740 for the three months ended March 31, 1994 to $5,925,887 in the first quarter of 1995. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions, home shopping revenues, and premium service revenues. Basic subscribers increased approximately 5 percent from 46,611 at March 31, 1994 to 48,876 at March 31, 1995. Premium subscriptions increased approximately 9 percent from 39,157 at March 31, 1994 to 42,657 at March 31, 1995. The increase in revenues would have been greater but for reductions in basic rates due to basic rate regulations issued by the FCC in February 1994 with which the Venture complied effective July 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $210,163, or approximately 7 percent, from $3,060,413 at March 31, 1994 to $3,270,576 at March 31, 1995. Operating
expenses represented 56 percent of revenue for the first quarter of 1994 compared to 55 percent for the similar period in 1995. The increase in operating expenses was due primarily to increases in programming fees and personnel related expenses. No other individual factor was significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $50,294, or approximately 7 percent, from $688,291 at March 31, 1994 to $738,585 at March 31, 1995 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Venture. Depreciation and amortization expense decreased $569,269, or approximately 25 percent, from $2,315,450 at March 31, 1994 to $1,746,181 for the three months ended March 31, 1995. This decrease was due to the maturation of the Venture's intangible asset base.

         The Venture recorded operating income of $170,545 for the first three months of 1995, compared to an operating loss of $568,414 in 1994, primarily due to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $169,690, or approximately 10 percent, from $1,747,036 for the three months ended March 31, 1994 to $1,916,726 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $287,900, or approximately 51 percent, from $564,820 at March 31, 1994 to $852,720 at March 31, 1995 due to higher effective interest rates on interest bearing obligations. Net loss of the Venture decreased $450,895, or approximately 40 percent, from $1,131,811 at March 31, 1994 to $680,916 at March 31, 1995. This decrease was primarily attributed to the decrease in depreciation and amortization expense. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                        CABLE TV FUND 14-B
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:/S/ Kevin P. Coyle
                                           --------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)



Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule