Form 10-Q
period 1995-06-30
CABLE TV FUND 14 B LTD
filed 1995-08-14
CIK 821480

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995

                                       or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1024658
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

     9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
     -----------------------------------------------------------------------
                      Address of principal executive office

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

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,             December 31,
                      ASSETS                                       1995                   1994
                      ------                                  --------------         --------------
CASH                                                          $      615,905         $      648,379

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $122,906 and $118,967 at June 30,
  1995 and December 31, 1994, respectively                         1,008,929                944,373

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          88,898,426             85,658,550
  Less- accumulated depreciation                                 (40,592,384)           (37,569,000)
                                                              --------------         --------------

                                                                  48,306,042             48,089,550

  Franchise costs, net of accumulated amortization of
    $46,711,056 and $43,864,245 at June 30, 1995
    and December 31, 1994, respectively                           39,219,742             42,066,552
  Subscriber lists, net of accumulated amortization of
    $14,638,763 and $13,916,352 at June 30, 1995
    and December 31, 1994, respectively                            2,884,176              3,606,588
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $4,917,475 and $4,572,555 at June 30, 1995
    and December 31, 1994, respectively                           22,669,086             23,014,006
                                                              --------------         --------------

       Total investment in cable television properties           113,079,046            116,776,696

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      416,440                498,309
                                                              --------------         --------------

           Total assets                                       $  115,120,320         $  118,867,757
                                                              ==============         ==============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,           December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1995                 1994
   -------------------------------------------                   -------------         -------------
LIABILITIES:

  Debt                                                           $  56,401,878         $  57,376,558
  Accounts payable-
    Trade                                                               58,142                62,146
    General Partner                                                  1,788,673               297,956
  Deferred brokerage fee                                               920,000               920,000
  Accrued liabilities                                                1,577,084             1,954,453
  Subscriber prepayments                                               595,432               582,203
                                                                 -------------         -------------

         Total liabilities                                          61,341,209            61,193,316
                                                                 -------------         -------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                      5,341,064             5,883,075
                                                                 -------------         -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                  1,000                 1,000
    Accumulated deficit                                               (642,715)             (609,182)
                                                                 -------------         -------------

                                                                      (641,715)             (608,182)
                                                                 -------------         -------------

  Limited Partners-
    Net contributed capital (261,353 units outstanding at
      June 30, 1995 and December 31, 1994)                         112,127,301           112,127,301
    Accumulated deficit                                            (63,047,539)          (59,727,753)
                                                                 -------------         -------------

                                                                    49,079,762            52,399,548
                                                                 -------------         -------------

         Total liabilities and
           partners' capital (deficit)                           $ 115,120,320         $ 118,867,757
                                                                 =============         =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended                   For the Six Months Ended
                                                             June 30,                                    June 30,
                                                     1995                  1994                  1995                  1994
                                                -------------         -------------         -------------         -------------
REVENUES                                        $   8,486,420         $   7,941,145         $  16,974,163         $  15,858,641

COSTS AND EXPENSES:

  Operating expenses                                4,653,568             4,490,049             9,500,217             9,007,121
  Management fees and allocated overhead
    from General Partner                              990,725               985,378             2,057,437             1,988,600
  Depreciation and amortization                     3,789,489             3,749,423             6,975,237             7,526,268
                                                -------------         -------------         -------------         -------------

OPERATING LOSS                                       (947,362)           (1,283,705)           (1,558,728)           (2,663,348)
                                                -------------         -------------         -------------         -------------

OTHER INCOME (EXPENSE):

  Interest expense                                 (1,211,210)             (858,102)           (2,340,239)           (1,628,020)
  Other, net                                            1,874               (48,580)                3,637               (37,630)
                                                -------------         -------------         -------------         -------------

Total other income (expense), net                  (1,209,336)             (906,682)           (2,336,602)           (1,665,650)
                                                -------------         -------------         -------------         -------------


CONSOLIDATED LOSS                                  (2,156,698)           (2,190,387)           (3,895,330)           (4,328,998)
MINORITY INTEREST IN
  CONSOLIDATED LOSS                                   357,483               350,075               542,011               656,796
                                                -------------         -------------         -------------         -------------

NET LOSS                                        $  (1,799,215)        $  (1,840,312)        $  (3,353,319)        $  (3,672,202)
                                                =============         =============         =============         =============

ALLOCATION OF NET LOSS:

  General Partner                               $     (17,992)        $     (18,403)        $     (33,533)        $     (36,722)
                                                =============         =============         =============         =============

  Limited Partners                              $  (1,781,223)        $  (1,821,909)        $  (3,319,786)        $  (3,635,480)
                                                =============         =============         =============         =============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $       (6.81)        $       (6.97)        $      (12.70)        $      (13.91)
                                                =============         =============         =============         =============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   261,353               261,353               261,353               261,353
                                                =============        =============         =============         =============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                  1995                1994
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (3,353,319)        $ (3,672,202)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                              6,975,237            7,526,268
      Amortization of interest rate protection contract                             58,794               54,356
      Minority interest in consolidated net loss                                  (542,011)            (656,796)
      Decrease (increase) in trade receivables                                     (64,556)             310,332
      Increase in deposits, prepaid expenses and deferred charges                  (14,636)            (336,469)
      Increase (decrease) in advances from General Partner                       1,490,717              (29,182)
      Increase (decrease) in accounts payable, accrued liabilities and
        subscriber prepayments                                                    (368,144)             183,699
                                                                              ------------         ------------

           Net cash provided by operating activities                             4,182,082            3,380,006
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (3,239,876)          (2,273,514)
                                                                              ------------         ------------

Net cash used in investing activities                                           (3,239,876)          (2,273,514)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       1,017,609              200,000
  Repayment of debt                                                             (1,992,289)            (704,741)
                                                                              ------------         ------------

           Net cash used in financing activities                                  (974,680)            (504,741)
                                                                              ------------         ------------

Increase (decrease) in cash                                                        (32,474)             601,751

Cash, beginning of period                                                          648,379              410,238
                                                                              ------------         ------------

Cash, end of period                                                           $    615,905         $  1,011,989
                                                                              ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $  2,322,688         $  1,451,133
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

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994 and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and six month periods ended June 30, 1995 were $424,321 and $848,708, respectively, as compared to $397,057 and $792,932, respectively, for the similar 1994 periods.

          The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership and the Venture for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 were $566,404 and $1,208,729, respectively, as compared to $588,321 and $1,195,668, respectively, for the similar 1994 periods.

(3)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                       June 30, 1995       December 31, 1994
                                                       -------------       -----------------
                  ASSETS
                  ------
Cash and accounts receivable                           $   1,009,519         $     856,159

Investment in cable television properties                 63,202,202            65,314,914

Other assets                                                 371,632               426,387
                                                       -------------         -------------

        Total assets                                   $  64,583,353         $  66,597,460
                                                       =============         =============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------
Debt                                                   $  41,111,748         $  42,271,921

Payables and accrued liabilities                           3,407,683             2,261,576

Partners' contributed capital                             70,000,000            70,000,000

Accumulated deficit                                      (49,936,078)          (47,936,037)
                                                       -------------         -------------

        Total liabilities and partners' capital        $  64,583,353         $  66,597,460
                                                       =============         =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended                    For the Six Months Ended
                                                            June 30,                                   June 30,
                                              -----------------------------------         -----------------------------------
                                                   1995                 1994                   1995                  1994
                                              -------------         -------------         -------------         -------------
Revenues                                      $   5,767,265         $   5,478,181         $  11,693,152         $  10,973,921

Operating expenses                               (3,165,205)           (3,136,788)           (6,435,781)           (6,197,201)

Management fees and allocated overhead

  from General Partner                             (673,011)             (674,876)           (1,411,596)           (1,363,167)

Depreciation and amortization                    (2,349,922)           (2,286,350)           (4,096,103)           (4,590,370)
                                              -------------         -------------         -------------         -------------

Operating loss                                     (420,873)             (619,833)             (250,328)           (1,176,817)

Interest expense                                   (899,365)             (639,272)           (1,752,085)           (1,215,522)
Other, net                                            1,113               (32,687)                2,372               (31,264)
                                              -------------         -------------         -------------         -------------

 Net loss                                     $  (1,319,125)        $  (1,291,792)        $  (2,000,041)        $  (2,423,603)
                                              =============         =============         =============         =============

          Management fees paid to the General Partner by the Venture totaled $288,364 and $584,658, respectively, for the three and six month periods ended June 30, 1995, as compared to $273,909 and $548,696, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $384,647 and $826,938, respectively, for the three and six month periods ended June 30, 1995, as compared to $400,967 and $814,471 for the similar 1994 periods.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

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

The Venture

          For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $3,209,430, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, capital expenditures in the Venture-owned Broward County System totaled approximately $1,900,000. Approximately 30 percent of these expenditures related to new plant construction. Approximately 23 percent of these expenditures related to service drops to homes. Rebuild of the cable plant accounted for approximately 12 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $1,300,000. Approximately 30 percent will relate to service drops to homes. Approximately 26 percent will relate to new plant construction. Approximately 14 percent will relate to plant rebuilds in the Broward County System. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

          The balance outstanding on the Venture's term loan at June 30, 1995 was $40,950,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture paid $585,000 in principal installments during the second quarter and a total of $1,170,000 during the six months ended June 30, 1995. Installments due during the remainder of 1995 total $1,170,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.64 percent and 6.0 percent, respectively.

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

The Partnership

          For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $972,652, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,300,000 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first six months of 1995. New plant construction accounted for approximately 20 percent and service drops to homes accounted for approximately 15 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $700,000. Approximately 35 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 33 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

          The Partnership's credit agreement had an original commitment of $20,000,000. Such commitment consisted of a $10,000,000 reducing revolving credit facility and a $10,000,000 term loan. The reducing revolving credit reduced to $9,500,000 on December 31, 1993, reduced to $8,500,000 on December 31, 1994 and is payable in full on December 31, 1995. At June 30, 1995, $6,700,000 was outstanding under this revolving credit facility, leaving $1,800,000 available until year end for the needs of the Partnership. The $10,000,000 term loan is payable in quarterly installments which began March 31, 1993 and the term loan matures on December 31, 1995. As of June 30, 1995, $8,500,000 was outstanding on this term loan. The Partnership paid $375,000 in principal installments during the second quarter and a total of $750,000 during the six months ended June 30, 1995. The General Partner intends to renegotiate the credit facilities during 1995. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of Prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.01 percent and 5.89 percent, respectively.

          In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

          Assuming the General Partner is able to renegotiate the Partnership's existing credit facilities to extend the repayment schedules beyond year end, the General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to service its presently-anticipated needs.

                              RESULTS OF OPERATIONS

The results of operations for the Partnership are summarized in below:

                                                         For the Three Months Ended June 30, 1995
                                                   Partnership            Venture
                                                     Owned                 Owned            Consolidated
                                                  ------------         ------------         ------------
Revenues                                          $  2,719,155         $  5,767,265         $  8,486,420

Operating expenses                                   1,488,363            3,165,205            4,653,568

Management fees and allocated

  overhead from General Partner                        317,714              673,011              990,725

Depreciation and amortization                        1,439,567            2,349,922            3,789,489
                                                  ------------         ------------         ------------

Operating loss                                    $   (526,489)        $   (420,873)        $   (947,362)
                                                  ------------         ------------         ------------

Interest expense                                  $   (311,845)        $   (899,365)        $ (1,211,210)

Consolidated loss before minority interest        $   (837,573)        $ (1,319,125)        $ (2,156,698)

Minority interest in consolidated loss            $          -         $    357,483         $    357,483

Net loss                                          $   (837,573)        $   (961,642)        $ (1,799,215)

                                                         For the Three Months Ended June 30, 1994
                                                   Partnership            Venture
                                                     Owned                 Owned            Consolidated
                                                  ------------         ------------         ------------
Revenues                                          $  2,462,964         $  5,478,181         $  7,941,145

Operating expenses                                   1,353,261            3,136,788            4,490,049

Management fees and allocated

  overhead from General Partner                        310,502              674,876              985,378

Depreciation and amortization                        1,463,073            2,286,350            3,749,423
                                                  ------------         ------------         ------------

Operating loss                                    $   (663,872)        $   (619,833)        $ (1,283,705)
                                                  ------------         ------------         ------------

Interest expense                                  $   (218,830)        $   (639,272)        $   (858,102)

Consolidated loss before minority interest        $   (898,595)        $ (1,291,792)        $ (2,190,387)

Minority interest in consolidated loss            $          -         $    350,075         $    350,075

Net loss                                          $   (898,595)        $   (941,717)        $ (1,840,312)

                                                          For the Six Months Ended June 30, 1995
                                                   Partnership            Venture
                                                     Owned                 Owned            Consolidated
                                                  ------------         ------------         ------------
Revenues                                          $  5,281,011         $ 11,693,152         $ 16,974,163

Operating expenses                                   3,064,436            6,435,781            9,500,217

Management fees and allocated

  overhead from General Partner                        645,841            1,411,596            2,057,437

Depreciation and amortization                        2,879,134            4,096,103            6,975,237
                                                  ------------         ------------         ------------

Operating loss                                    $ (1,308,400)        $   (250,328)        $ (1,558,728)
                                                  ------------         ------------         ------------

Interest expense                                  $   (588,154)        $ (1,752,085)        $ (2,340,239)

Consolidated loss before minority interest        $ (1,895,289)        $ (2,000,041)        $ (3,895,330)

Minority interest in consolidated loss            $          -         $    542,011         $    542,011

Net loss                                          $ (1,895,289)        $ (1,458,030)        $ (3,353,319)

                                                          For the Six Months Ended June 30, 1994
                                                   Partnership            Venture
                                                     Owned                 Owned            Consolidated
                                                  ------------         ------------         ------------
Revenues                                          $  4,884,720         $ 10,973,921         $ 15,858,641

Operating expenses                                   2,809,920            6,197,201            9,007,121

Management fees and allocated

  overhead from General Partner                        625,433            1,363,167            1,988,600

Depreciation and amortization                        2,935,898            4,590,370            7,526,268
                                                  ------------         ------------         ------------

Operating loss                                    $ (1,486,531)        $ (1,176,817)        $ (2,663,348)
                                                  ------------         ------------         ------------

Interest expense                                  $   (412,498)        $ (1,215,522)        $ (1,628,020)

Consolidated loss before minority interest        $ (1,905,395)        $ (2,423,603)        $ (4,328,998)

Minority interest in consolidated loss            $          -         $    656,796         $    656,796

Net loss                                          $ (1,905,395)        $ (1,766,807)        $ (3,672,202)

The Venture

          The Venture's revenues increased $289,084, or approximately 5 percent, to $5,767,265 for the three months ended June 30, 1995 from $5,478,181 for the three months ended June 30, 1994. Revenues for the six month periods ended June 30, 1995 and 1994 increased $719,231, or approximately 7 percent, to $11,693,152 in 1995 from $10,973,921 in 1994. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions and advertising sales revenues. Basic subscribers increased approximately 5 percent to 47,554 at June 30, 1995 from 45,324 at June 30, 1994. Premium subscriptions increased approximately 7 percent to 41,400 at June 30, 1995 from 38,691 at June 30, 1994. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

          Operating expenses increased $28,417, or approximately 1 percent, to $3,165,205 for the three months ended June 30, 1995 from $3,136,788 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating expenses increased $238,580, or approximately 4 percent, to $6,435,781 at June 30, 1995 from $6,197,201 at June 30, 1994. Operating expenses represented 55 percent of revenue for both the three and six months ended June 30, 1995 compared to 57 percent of revenue for both the three and six months ended June 30, 1994. The increases in operating expenses were due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses.

          Management fees and allocated overhead from the General Partner decreased $1,865, or less than 1 percent, to $673,011 for the three months ended June 30, 1995 from $674,876 for the three months ended June 30, 1994 due to a decrease in allocated expenses from the General Partner. For the six month periods ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $48,429, or approximately 3 percent, to $1,411,596 at June 30, 1995 from $1,363,167 at June 30, 1994. This increase was due to the increase in revenues, upon which such fees and allocations are based.

          Depreciation and amortization expense increased $63,572, or approximately 3 percent, to $2,349,922 for the three months ended June 30, 1995 from $2,286,350 for the three months ended June 30, 1994 due to capital additions during 1995. For the six month periods ended June 30, 1995 and 1994, depreciation and amortization expense decreased $494,267, or approximately 11 percent, to $4,096,103 at June 30, 1995 from $4,590,370 at June 30, 1994. This decrease was due to the maturation of the Venture's intangible asset base.

          In the Broward County System, operating loss decreased $198,960, or approximately 32 percent, to $420,873 for the three month period ended June 30, 1995 from $619,833 for the comparable period in 1994. This operating loss decrease was due to the increase in revenues exceeding the increases in depreciation and amortization expense, operating expenses and management fees and allocated overhead from the General Partner. For the six months ended June 30, 1995 and 1994, operating loss decreased $926,489, or approximately 79 percent, to $250,328 at June 30, 1995 from $1,176,817 at June 30, 1994. This decrease in operating loss was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $262,532, or approximately 16 percent, to $1,929,049 for the three months ended June 30, 1995 from $1,666,517 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating income before depreciation and amortization increased $432,222, or approximately 13 percent, to $3,845,775 at June 30, 1995 from $3,413,553 at June 30, 1994. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

          Interest expense increased $260,093, or approximately 41 percent, to $899,365 for the three months ended June 30, 1995 from $639,272 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994 interest expense increased $536,563, or approximately 44 percent, to $1,752,085 at June 30, 1995 from $1,215,522 at June 30, 1994. These increases were primarily due to higher effective interest rates on interest bearing obligations. Net loss of the Venture increased $27,333, or approximately 2 percent, to $1,319,125 for the three months ended June 30, 1995 from $1,291,792 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, net loss decreased $423,562, or approximately 17 percent, to $2,000,041 at June 30, 1995 from $2,423,603 at June 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

The Partnership

          Revenues in the Partnership's wholly owned cable television systems increased $256,191, or approximately 10 percent, to $2,719,155 for the three months ended June 30, 1995 from $2,462,964 for the three months ended June 30, 1994. For the six months ended June 30, 1995 and 1994, revenues increased $396,291, or approximately 8 percent, to $5,281,011 in 1995 from $4,884,720 in
1994. The increases in revenue were due primarily to increases in the number of basic subscribers and premium subscriptions of approximately 6 percent and 5 percent, respectively, and basic rate adjustments. Basic subscribers increased to 25,297 at June 30, 1995 from 23,864 at June 30, 1994. Premium subscriptions increased to 28,831 at June 30, 1995 from 27,341 at June 30, 1994. The increases in the number of basic subscribers and premium subscriptions accounted for approximately 36 percent and 50 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995. Basic rate adjustments accounted for approximately 35 percent and 25 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1995. No other individual factor was significant to the increase.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

          Operating expenses for the three month periods increased $135,102, or approximately 10 percent, to $1,488,363 at June 30, 1995 from $1,353,261 at June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating expenses increased $254,516, or approximately 9 percent, to $3,064,436 at June 30, 1995 from $2,809,920 at June 30, 1994. Operating expenses represented 55 percent and 58 percent, respectively, of revenue for the three and six month periods ended June 30, 1995, compared to 55 percent and 57 percent, respectively, in 1994. These increases were due to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating expenses.

          Management fees and allocated overhead from the General Partner increased $7,212, or approximately 2 percent, to $317,714 at June 30, 1995 from $310,502 at June 30, 1994. For the six month periods ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $20,408, or approximately 3 percent, to $645,841 at June 30, 1995 from $625,433 at June 30, 1994. These increases were due to the increase in revenues, upon which such fees and allocations are based.

          Depreciation and amortization expense for the three month periods decreased $23,506, or approximately 2 percent, to $1,439,567 at June 30, 1995 from $1,463,073 at June 30, 1994. For the six month periods ended June 30, 1995 and 1994, depreciation and amortization expense decreased $56,764, or approximately 2 percent, to $2,879,134 at June 30, 1995 from $2,935,898 at June 30, 1994. These decreases were attributable to the maturation of the Partnership's tangible asset base.

          Operating loss decreased $137,383, or approximately 21 percent, to $526,489 at June 30, 1995 from $663,872 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating loss decreased $178,131, or approximately 12 percent, to $1,308,400 at June 30, 1995 from $1,486,531 at June 30, 1994. These decreases were due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $113,877, or approximately 14 percent, to $913,078 for the three months ended 1995 from $799,201 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating income before depreciation and amortization increased $121,367, or approximately 8 percent, to $1,570,734 in 1995 from $1,449,367 in 1994. These increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

          Interest expense increased $93,015, or approximately 43 percent, to $311,845 for three months ended June 30, 1995 from $218,830 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, interest expense increased $175,656, or approximately 43 percent, to $588,154 at June 30, 1995 from $412,498 at June 30, 1994. These increases were primarily due to higher effective interest rates on interest bearing obligations. Net loss decreased $61,022, or approximately 7 percent, to $837,573 for the three months ended June 30, 1995 from $898,595 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, net loss decreased $10,106, or less than 1 percent, to $1,895,289 at June 30, 1995 from $1,905,395 at June 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                             CABLE TV FUND 14-B, LTD.
                                             BY:  JONES INTERCABLE, INC.
                                                  General Partner

                                             By:/s/ Kevin P. Coyle
                                                --------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
                                                 (Principal Financial Officer)

Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule