Form 10-Q
period 1995-09-30
CABLE TV FUND 14 B LTD
filed 1995-11-14
CIK 821480

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995
                                       or
[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from ______________ to _____________

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

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,           December 31,
                     ASSETS                                                        1995                   1994
                     ------                                                    ------------            ------------
CASH                                                                           $    833,980            $    648,379

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $121,409 and $118,967
  at September 30, 1995 and December 31, 1994,
  respectively                                                                    1,326,658                 944,373

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         90,516,571              85,658,550
  Less- accumulated depreciation                                                (42,047,916)            (37,569,000)
                                                                               ------------            ------------

                                                                                 48,468,655              48,089,550

  Franchise costs, net of accumulated amortization of
    $48,383,500 and $43,864,245 at September 30, 1995
    and December 31, 1994, respectively                                          37,547,297              42,066,552
  Subscriber lists, net of accumulated amortization of
    $14,988,794 and $13,916,352 at September 30, 1995
    and December 31, 1994, respectively                                           2,534,146               3,606,588
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization of
    $5,089,936 and $4,572,555 at September 30, 1995
    and December 31, 1994, respectively                                          22,496,625              23,014,006
                                                                               ------------            ------------

       Total investment in cable television properties                          111,046,723             116,776,696

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     403,466                 498,309
                                                                               ------------            ------------

          Total assets                                                         $113,610,827            $118,867,757
                                                                               ============            ============


 The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 14-B, LTD.
                           (A Limited Partnership)

                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                              September 30,            December 31,
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1995                   1994
          -------------------------------------------                         -------------            ------------
LIABILITIES:
  Debt                                                                        $ 57,110,787             $ 57,376,558
  Accounts payable-
    Trade                                                                           71,633                   62,146
    General Partner                                                              1,180,610                  297,956
  Deferred brokerage fee                                                           920,000                  920,000
  Accrued liabilities                                                            1,804,800                1,954,453
  Subscriber prepayments                                                           569,308                  582,203
                                                                              ------------             ------------

         Total liabilities                                                      61,657,138               61,193,316
                                                                              ------------             ------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                                  5,055,581                5,883,075
                                                                              ------------             ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                              1,000                    1,000
    Accumulated deficit                                                           (658,115)                (609,182)
                                                                              ------------             ------------

                                                                                  (657,115)                (608,182)
                                                                              ------------             ------------

  Limited Partners-
    Net contributed capital (261,353 units outstanding at
      September 30, 1995 and December 31, 1994)                                112,127,301              112,127,301
    Accumulated deficit                                                        (64,572,078)             (59,727,753)
                                                                              ------------             ------------

                                                                                47,555,223               52,399,548
                                                                              ------------             ------------

         Total liabilities and
           partners' capital (deficit)                                        $113,610,827             $118,867,757
                                                                              ============             ============


 The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended           For the Nine Months Ended
                                                               September 30,                       September 30,
                                                      -----------------------------        ----------------------------
                                                          1995             1994                1995            1994
                                                      -----------       -----------        -----------      -----------
REVENUES                                              $ 8,661,010       $ 7,892,371        $25,635,173      $23,751,012

COSTS AND EXPENSES:
  Operating expenses                                    4,650,139         4,733,863         14,150,356       13,740,984
  Management fees and allocated
    overhead from General Partner                       1,007,493           954,786          3,064,930        2,943,386
  Depreciation and amortization                         3,718,759         3,746,710         10,693,996       11,272,978
                                                      -----------       -----------        -----------      -----------

OPERATING LOSS                                           (715,381)       (1,542,988)        (2,274,109)      (4,206,336)
                                                      -----------       -----------        -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (1,119,113)         (982,194)        (3,459,352)      (2,610,214)
  Other, net                                                9,072             4,558             12,709          (33,072)
                                                      -----------       -----------        -----------      -----------

          Total other income
            (expense), net                             (1,110,041)         (977,636)        (3,446,643)      (2,643,286)
                                                      -----------       -----------        -----------      -----------

CONSOLIDATED LOSS                                      (1,825,422)       (2,520,624)        (5,720,752)      (6,849,622)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                       285,483           405,329            827,494        1,062,125
                                                      -----------       -----------        -----------      -----------

NET LOSS                                              $(1,539,939)      $(2,115,295)       $(4,893,258)     $(5,787,497)
                                                      ===========       ===========        ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                                     $   (15,400)      $   (21,153)       $   (48,933)     $   (57,875)
                                                      ===========       ===========        ===========      ===========

  Limited Partners                                    $(1,524,539)      $(2,094,142)       $(4,844,325)     $(5,729,622)
                                                      ===========       ===========        ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                    $     (5.84)      $     (8.01)       $    (18.54)    $     (21.92)
                                                      ===========       ===========        ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       261,353           261,353            261,353          261,353
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

                           CABLE TV FUND 14-B, LTD.
                           (A Limited Partnership)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                 1995               1994
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (4,893,258)      $ (5,787,497)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                             10,693,996         11,272,978
      Amortization of interest rate protection contract                             85,972             81,534
      Minority interest in consolidated loss                                      (827,494)        (1,062,125)
      Decrease (increase) in trade receivables                                    (382,285)           483,186
      Increase in deposits, prepaid expenses and
        deferred charges                                                           (97,131)          (344,799)
      Increase (decrease) in advances from General Partner                         882,654            (29,182)
      Increase (decrease) in accounts payable, accrued liabilities
         and subscriber prepayments                                               (153,061)           158,126
                                                                              ------------       ------------

              Net cash provided by operating activities                          5,309,393          4,772,221
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (4,858,021)        (3,491,734)
                                                                              ------------       ------------

              Net cash used in investing activities                             (4,858,021)        (3,491,734)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       1,767,613            200,000
  Repayment of debt                                                             (2,033,384)        (1,247,684)
                                                                              ------------       ------------

              Net cash used in financing activities                               (265,771)        (1,047,684)
                                                                              ------------       ------------

Increase in cash                                                                   185,601            232,803

Cash, beginning of period                                                          648,379            410,238
                                                                              ------------       ------------

Cash, end of period                                                           $    833,980       $    643,041
                                                                              ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $  3,547,170       $  2,288,133
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

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and nine month periods ended September 30, 1995 were $433,051 and $1,281,759, respectively, compared to $394,619 and $1,187,550, respectively, for the similar 1994 periods.

         The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership and the Venture for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 were $574,442 and $1,783,171, respectively, compared to $560,167 and
$1,755,836, respectively, for the similar 1994 periods.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                     September 30, 1995     December 31, 1994
                                                                     ------------------     -----------------
                 ASSETS
                 ------
Cash and accounts receivable                                            $  1,102,001          $    856,159

Investment in cable television properties                                 61,884,533            65,314,914

Other assets                                                                 351,786               426,387
                                                                        ------------          ------------

         Total assets                                                   $ 63,338,320          $ 66,597,460
                                                                        ============          ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                    $ 41,086,502          $ 42,271,921

Payables and accrued liabilities                                           3,241,338             2,261,576

Partners' contributed capital                                             70,000,000            70,000,000

Accumulated deficit                                                      (50,989,520)          (47,936,037)
                                                                        ------------          ------------

         Total liabilities and partners' capital                        $ 63,338,320          $ 66,597,460
                                                                        ============          ============


                       UNAUDITED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended                 For the Nine Months Ended
                                                    September 30,                              September 30,
                                             ----------------------------              ------------------------------
                                                1995             1994                     1995               1994
                                             -----------      -----------              -----------        -----------
Revenues                                     $ 5,811,133      $ 5,420,180              $17,504,285        $16,394,101

Operating expense                             (3,057,922)      (3,260,168)              (9,493,703)        (9,457,369)

Management fees and allocated
  overhead from General Partner                 (667,136)        (652,304)              (2,078,732)        (2,015,471)

Depreciation and amortization                 (2,343,671)      (2,286,349)              (6,439,774)        (6,876,719)
                                             -----------      -----------              -----------        -----------

Operating loss                                  (257,596)        (778,641)                (507,924)        (1,955,458)

Interest expense                                (804,780)        (718,922)              (2,556,865)        (1,934,444)
Other, net                                         8,934            1,885                   11,306            (29,379)
                                             -----------      -----------              -----------        -----------

                 Net loss                    $(1,053,442)     $(1,495,678)             $(3,053,483)       $(3,919,281)
                                             ===========      ===========              ===========        ===========

         Management fees paid to the General Partner by the Venture totaled $290,556 and $875,214, respectively, for the three and nine month periods ended September 30, 1995, as compared to $271,009 and $819,705, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $376,580 and $1,203,518, respectively, for the three and nine month periods ended September 30, 1995, as compared to $381,295 and $1,195,766 for the similar 1994 periods.

                           CABLE TV FUND 14-B, LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         The Partnership owns an approximate 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture.

The Venture

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $4,086,360, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, capital expenditures in the Venture's Broward County System totaled approximately $2,900,000. Approximately 38 percent of these expenditures related to service drops to homes. Approximately 32 percent of these expenditures related to new plant construction. Rebuild of the cable plant accounted for approximately 9 percent of these expenditures. The remainder of the expenditures were for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $300,000. Approximately 95 percent will relate to service drops to homes. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

         The balance outstanding on the Venture's term loan at September 30, 1995 was $40,950,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In September 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture paid a $585,000 principal installment on October 2, 1995 and had paid a total of $1,170,000 during the nine months ended September 30, 1995. Installments due during the remainder of 1995 total $585,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were
7.2 percent and 6.4 percent, respectively.

                 The General Partner has advanced funds to the Venture to fund capital expenditures and the General Partner may make additional advances in the future although it has no obligation to do so. Advances outstanding at September 30, 1995 totaled $1,518,684. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with cash generated from operations.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs from cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the General Partner.

The Partnership

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling $1,223,032, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,950,000 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first nine months of 1995. Service drops to homes accounted for approximately 31 percent and new plant construction accounted for approximately 19 percent of these expenditures. The remainder of the expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $55,000.

         The Partnership's current debt arrangements are comprised of an $8,500,000 reducing revolving credit facility and an $8,525,000 term loan. No principal installments were made on the term loan during the third quarter although principal installments totaling $750,000 were made during the nine months ended September 30, 1995. As of September 30, 1995, $7,000,000 was outstanding under the reducing revolving credit facility, providing $1,500,000 of liquidity. However, both the reducing revolving credit and the term loan mature on December 31, 1995. The General Partner has therefore arranged, subject to satisfactory documentation, a new $18,000,000 credit facility. No principal installments are required on the new credit facility prior to September 30, 1998, after which the then outstanding amount will be payable in 22 consecutive quarterly installments. Currently, interest on the outstanding principal balance on each loan is at the Partnership's option of Prime plus .20 percent, LIBOR plus 1.20 percent or CD rate plus 1.325 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were
7.2 percent and 6.1 percent, respectively.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $8,000,000 for a fee of $77,600. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         Subject to satisfactory documentation of the new credit facility, the General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to service its presently anticipated needs.

Regulatory Matters

         The FCC's rate regulations contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to increase rates recently under such provisions. Such increases, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others to enter the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.

                             RESULTS OF OPERATIONS

         The results of operations for the Partnership are summarized below:


                                                   For the Three Months Ended September 30, 1995
                                                   ---------------------------------------------
                                                   Partnership        Venture
                                                      Owned            Owned        Consolidated
                                                   -----------      -----------     ------------
Revenues                                           $ 2,849,877      $ 5,811,133      $ 8,661,010

Operating expenses                                 $ 1,592,217      $ 3,057,922      $ 4,650,139

Management fees and allocated
  overhead from General Partner                    $   340,357      $   667,136      $ 1,007,493

Depreciation and amortization                      $ 1,375,088      $ 2,343,671      $ 3,718,759
                                                   -----------      -----------      -----------

Operating loss                                     $  (457,785)     $  (257,596)     $  (715,381)
                                                   -----------      -----------      -----------

Interest expense                                   $  (314,333)     $  (804,780)     $(1,119,113)

Consolidated loss before minority interest         $  (771,980)     $(1,053,442)     $(1,825,422)

Minority interest in consolidated loss             $         -      $   285,483      $   285,483

Net loss                                           $  (771,980)     $  (767,959)     $(1,539,939)


                                                   For the Three Months Ended September 30, 1994
                                                   ---------------------------------------------
                                                   Partnership        Venture
                                                      Owned            Owned        Consolidated
                                                   -----------      -----------     -------------
Revenues                                           $ 2,472,191      $ 5,420,180     $  7,892,371

Operating expenses                                 $ 1,473,695      $ 3,260,168     $  4,733,863

Management fees and allocated
  overhead from General Partner                    $   302,482      $   652,304     $    954,786

Depreciation and amortization                      $ 1,460,361      $ 2,286,349     $  3,746,710
                                                   -----------      -----------     ------------

Operating loss                                     $  (764,347)     $  (778,641)    $ (1,542,988)
                                                   -----------      -----------     ------------

Interest expense                                   $  (263,272)     $  (718,922)    $   (982,194)

Consolidated loss before minority interest         $(1,024,946)     $(1,495,678)    $ (2,520,624)

Minority interest in consolidated loss             $         -      $   405,329     $    405,329

Net loss                                           $(1,024,946)     $(1,090,349)    $ (2,115,295)

                                                   For the Nine Months Ended September 30, 1995
                                                   ---------------------------------------------
                                                   Partnership        Venture
                                                      Owned            Owned        Consolidated
                                                   -----------      -----------     ------------
Revenues                                           $ 8,130,888      $17,504,285     $ 25,635,173

Operating expenses                                 $ 4,656,653      $ 9,493,703     $ 14,150,356

Management fees and allocated
  overhead from General Partner                    $   986,198      $ 2,078,732     $  3,064,930

Depreciation and amortization                      $ 4,254,222      $ 6,439,774     $ 10,693,996
                                                   -----------      -----------     ------------

Operating loss                                     $(1,766,185)     $  (507,924)    $ (2,274,109)
                                                   -----------      -----------     ------------

Interest expense                                   $  (902,487)     $(2,556,865)    $ (3,459,352)

Consolidated loss before minority interest         $(2,667,269)     $(3,053,483)    $ (5,720,752)

Minority interest in consolidated loss             $         -      $   827,494     $    827,494

Net loss                                           $(2,667,269)     $(2,225,989)    $ (4,893,258)

                                                   For the Nine Months Ended September 30, 1994
                                                   ---------------------------------------------
                                                   Partnership        Venture
                                                      Owned            Owned        Consolidated
                                                   -----------      -----------     ------------
Revenues                                           $ 7,356,911      $16,394,101     $ 23,751,012

Operating expenses                                 $ 4,283,615      $ 9,457,369     $ 13,740,984

Management fees and allocated
  overhead from General Partner                    $   927,915      $ 2,015,471     $  2,943,386

Depreciation and amortization                      $ 4,396,259      $ 6,876,719     $ 11,272,978
                                                   -----------      -----------     ------------

Operating loss                                     $(2,250,878)     $(1,955,458)    $ (4,206,336)
                                                   -----------      -----------     ------------

Interest expense                                   $  (675,770)     $(1,934,444)    $ (2,610,214)

Consolidated loss before minority interest         $(2,930,341)     $(3,919,281)    $ (6,849,622)

Minority interest in consolidated loss             $         -      $ 1,062,125     $  1,062,125

Net loss                                           $(2,930,341)     $(2,857,156)    $ (5,787,497)

The Venture

         The Venture's revenues increased $390,953, or approximately 7 percent, to $5,811,133 for the three months ended September 30, 1995 from $5,420,180 for the three months ended September 30, 1994. This increase was due to increases in the number of basic subscribers, which accounted for approximately 34 percent of the increase; premium subscriptions, which accounted for approximately 24 percent of the increase; and an increase in basic service rate adjustments, which accounted for approximately 23 percent of the increase. Revenues for the nine month periods ended September 30, 1995 and 1994 increased $1,110,184, or approximately 7 percent, to $17,504,285 in 1995 from $16,394,101 in 1994. This increase was due to increases in the number of basic subscribers, which accounted for approximately 40 percent of the increase; premium subscriptions, which accounted for approximately 25 percent of the increase; and advertising sales revenues, which accounted for approximately 11 percent of the increase. Basic subscribers increased approximately 3 percent to 47,427 at September 30, 1995 from 45,842 at September 30, 1994. Premium subscriptions increased approximately 4 percent to 41,660 at September 30, 1995 from 39,934 at September 30, 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses decreased $202,246, or approximately 6 percent, to $3,057,922 for the three months ended September 30, 1995 from $3,260,168 for the three months ended September 30, 1994. This decrease was due to decreases in personnel and marketing related costs, which were partially offset by an increase in programming fees. For the nine month periods ended September 30, 1995 and 1994, operating expenses increased $36,334, to $9,493,703 at September 30, 1995 from $9,457,369 at September 30, 1994. This increase was due primarily to increases in programming fees, which were partially offset by decreases in personnel, plant and marketing related costs. Operating expenses represented 53 percent and 54 percent of revenue, respectively, for the three and nine month periods ended September 30, 1995 compared to 57 percent and 60 percent of revenue, respectively, for the three and nine months ended September 30, 1994.

         Management fees and allocated overhead from the General Partner increased $14,832, or approximately 2 percent, to $667,136 for the three months ended September 30, 1995 from $652,304 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $63,261, or approximately 3 percent, to $2,078,732 at September 30, 1995 from $2,015,471 at September 30, 1994. These increases were due to the increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $57,322, or approximately 3 percent, to $2,343,671 for the three months ended September 30, 1995 from $2,286,349 for the three months ended September 30, 1994 due to capital additions during 1995. For the nine month periods ended September 30, 1995 and 1994, depreciation and amortization expense decreased $436,945, or approximately 6 percent, to $6,439,774 at September 30, 1995 from $6,876,719 at September 30, 1994. This decrease was due to the maturation of the Venture's intangible asset base.

         In the Broward County System, operating loss decreased $521,045, or approximately 67 percent, to $257,596 for the three month period ended September 30, 1995 from $778,641 for the comparable period in 1994. This operating loss decrease was due to the increase in revenues and the decrease in operating expenses exceeding the increases in depreciation and amortization expense and management fees and allocated overhead from the General Partner. For the nine months ended September 30, 1995 and 1994, operating loss decreased $1,447,534, or approximately 74 percent, to $507,924 at September 30, 1995 from $1,955,458 at September 30, 1994. This decrease in operating loss was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $578,367, or approximately 38 percent, to $2,086,075 for the three months ended September 30, 1995 from $1,507,708 for the three months ended September 30, 1994. This increase was due to the increase in revenues and the decrease in operating expenses exceeding the increase in management fees and allocated overhead from the General Partner.

For the nine month periods ended September 30, 1995 and 1994, operating income before depreciation and amortization increased $1,010,589, or approximately 21 percent, to $5,931,850 at September 30, 1995 from $4,921,261 at September 30, 1994. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $85,858, or approximately 12 percent, to $804,780 for the three months ended September 30, 1995 from $718,922 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994 interest expense increased $622,421, or approximately 32 percent, to $2,556,865 at September 30, 1995 from $1,934,444 at September 30, 1994. These increases were primarily due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Net loss of the Venture decreased $442,236, or approximately 30 percent, to $1,053,442 for the three months ended September 30, 1995 from $1,495,678 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, net loss decreased $865,798, or approximately 22 percent, to $3,053,483 at September 30, 1995 from $3,919,281 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

The Partnership

         Revenues in the Partnership's wholly owned cable television systems increased $377,686, or approximately 15 percent, to $2,849,877 for the three months ended September 30, 1995 from $2,472,191 for the three months ended September 30, 1994. For the nine months ended September 30, 1995 and 1994, revenues increased $773,977, or approximately 11 percent, to $8,130,888 in 1995 from $7,356,911 in 1994. The increases in revenue were due primarily to increases in the number of basic subscribers, basic rate adjustments and advertising revenue. Basic subscribers increased to 25,651 at September 30, 1995 from 24,163 at September 30, 1994, an increase of 1,488, or approximately 6 percent. The increases in the number of basic subscribers accounted for approximately 26 percent and 38 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. Basic rate adjustments accounted for approximately 29 percent and 27 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. Advertising revenue accounted for approximately 25 percent and 15 percent of the increase in revenues for the three and nine month periods ended September 30 1995. No other individual factor was significant to the increase.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses for the three month periods increased $118,522, or approximately 8 percent, to $1,592,217 at September 30, 1995 from $1,473,695 at September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, operating expenses increased $373,038, or approximately 9 percent, to $4,656,653 at September 30, 1995 from $4,283,615 at September 30, 1994.
Operating expenses represented 56 percent and 57 percent of revenue for the three and nine month periods ended September 30, 1995, respectively, compared to 59 percent and 58 percent, respectively, in 1994. These increases were due to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $37,875, or approximately 13 percent, to $340,357 at September 30, 1995 from $302,482 at September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $58,283, or approximately 6 percent, to $986,198 at September 30, 1995 from $927,915 at September 30, 1994. These increases were due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner.

         Depreciation and amortization expense for the three month periods decreased $85,273, or approximately 6 percent, to $1,375,088 at September 30, 1995 from $1,460,361 at September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, depreciation and amortization expense decreased $142,037, or approximately 3 percent, to $4,254,222 at September 30, 1995 from $4,396,259 at September 30, 1994. These decreases were attributable to the maturation of the Partnership's tangible asset base.

         Operating loss decreased $306,562, or approximately 40 percent, to $457,785 at September 30, 1995 from $764,347 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, operating loss decreased $484,693, or approximately 22 percent, to $1,766,185 at September 30, 1995 from $2,250,878 at September 30, 1994. These decreases were due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $221,289, or approximately 32 percent, to $917,303 for the three months ended 1995 from $696,014 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, operating income before depreciation and amortization increased $342,656, or approximately 16 percent, to $2,488,037 in 1995 from $2,145,381 in 1994. These increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $51,061, or approximately 19 percent, to $314,333 for three months ended September 30, 1995 from $263,272 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, interest expense increased $226,717, or approximately 34 percent, to $902,487 at September 30, 1995 from $675,770 at September 30, 1994. These increases were primarily due to higher effective interest rates on interest bearing obligations.

         Net loss decreased $252,966, or approximately 25 percent, to $771,980 for the three months ended September 30, 1995 from $1,024,946 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, net loss decreased $263,072, or approximately 9 percent, to $2,667,269 at September 30, 1995 from $2,930,341 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                        CABLE TV FUND 14-B, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)



Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27                  Financial Data Schedule