Form 10-Q
period 1996-03-31
CABLE TV FUND 14 B LTD
filed 1996-05-15
CIK 821480

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------
                                       or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from                 to
                               ---------------    -----------------
                         Commission File Number 0-16200


                           CABLE TV FUND 14-B, LTD.
- -------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1024658
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                     ------------------------------------
                         Registrant's telephone number


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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          March 31,    December 31,
ASSETS                                                                      1996           1995
- ------                                                                  -------------  -------------

CASH                                                                    $    458,925   $    474,904

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $88,193 and $135,202 at March 31, 1996 and December 31, 1995,
    respectively                                                           1,360,521      1,739,859

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                93,565,276     92,097,232
    Less - accumulated depreciation                                      (44,949,079)   (43,489,032)
                                                                        ------------   ------------

                                                                          48,616,197     48,608,200

    Franchise costs and other intangible assets, net of
      accumulated amortization of $72,335,733 at
      March 31, 1996 and $70,528,499 at
      December 31, 1995, respectively                                     58,704,565     60,511,799
                                                                        ------------   ------------

                     Total investment in cable television properties     107,320,762    109,119,999

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              718,188        515,935
                                                                        ------------   ------------

                     Total assets                                       $109,858,396   $111,850,697
                                                                        ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                            March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1996           1995
- -------------------------------------------                               -------------  -------------

LIABILITIES:
    Debt                                                                  $ 54,739,238   $ 56,241,715
    Accounts payable to General Partner                                      3,058,834      1,896,049
    Deferred brokerage fee                                                     920,000        920,000
    Trade accounts payable and accrued liabilities                           1,531,536      1,763,047
    Subscriber prepayments                                                     609,121        568,400
                                                                          ------------   ------------

                     Total liabilities                                      60,858,729     61,389,211
                                                                          ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                            4,557,095      4,779,072
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                   (682,670)      (670,272)
                                                                          ------------   ------------

                                                                              (681,670)      (669,272)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at March 31, 1996 and
            December 31, 1995)                                             112,127,301    112,127,301
        Accumulated deficit                                                (67,003,059)   (65,775,615)
                                                                          ------------   ------------

                                                                            45,124,242     46,351,686
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $109,858,396   $111,850,697
                                                                          ============   ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                    1996          1995
                                                                 -----------   -----------
REVENUES                                                         $ 9,168,839   $ 8,487,743

COSTS AND EXPENSES:
  Operating expenses                                               5,202,001     4,846,649
  Management fees and allocated overhead from General Partner      1,078,973     1,066,712
  Depreciation and amortization                                    3,308,636     3,185,748
                                                                 -----------   -----------
OPERATING LOSS                                                      (420,771)     (611,366)
                                                                 -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                (1,075,042)   (1,129,029)
  Other, net                                                          33,994         1,763
                                                                 -----------   -----------
             Total other income (expense), net                    (1,041,048)   (1,127,266)
                                                                 -----------   -----------
CONSOLIDATED LOSS BEFORE MINORITY INTEREST                        (1,461,819)   (1,738,632)
MINORITY INTEREST IN CONSOLIDATED LOSS                               221,977       184,528
                                                                 -----------   -----------
NET LOSS                                                         $(1,239,842)  $(1,554,104)
                                                                 ===========   ===========
ALLOCATION OF NET LOSS:
  General Partner                                                $   (12,398)  $   (15,541)
                                                                 ===========   ===========
  Limited Partners                                               $(1,227,444)  $(1,538,563)
                                                                 ===========   ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT                                 $(4.70)       $(5.89)
                                                                 ===========   ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                      261,353       261,353
                                                                 ===========   ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                              For the Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                 1996          1995
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,239,842)  $(1,554,104)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                             3,308,636     3,173,142
      Amortization of interest rate protection contract                 -        24,959
      Minority interest in consolidated loss                     (221,977)     (184,528)
      Decrease in trade receivables                               379,338       203,614
      Increase in deposits, prepaid expenses and
        deferred charges                                         (243,608)      (34,559)
      Increase in advances from General Partner                 1,162,785       798,921
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                   (190,790)     (476,922)
                                                              -----------   -----------
                 Net cash provided by operating activities      2,954,542     1,950,523
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (1,468,044)   (1,183,548)
                                                              -----------   -----------
                 Net cash used in investing activities         (1,468,044)   (1,183,548)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              -       900,000
  Repayment of debt                                            (1,502,477)     (993,422)
                                                              -----------   -----------
                 Net cash used in financing activities         (1,502,477)      (93,422)
                                                              -----------   -----------
Increase (decrease) in cash                                       (15,979)      673,553
Cash, beginning of period                                         474,904       648,379
                                                              -----------   -----------
Cash, end of period                                           $   458,925   $ 1,321,932
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $ 1,216,903   $ 1,111,478
                                                              ===========   ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Partnership directly owns the cable television systems serving Surfside, South Carolina (the "Surfside System") and Little Rock, California (the "Little Rock System"). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward System"). Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended March 31, 1996 and 1995 were $457,192 and $424,387, respectively.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $621,781 and $642,325, respectively.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                March 31, 1996   December 31, 1995
                                                ---------------  ------------------
          ASSETS
          ------
Cash and accounts receivable                      $  1,537,069        $  1,465,837

Investment in cable television properties           59,572,669          60,613,938

Other assets                                           498,205             367,781
                                                  ------------        ------------

     Total assets                                 $ 61,607,943        $ 62,447,556
                                                  ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------
Debt                                              $ 39,040,842        $ 40,530,652

Payables and accrued liabilities                     5,396,126           3,926,752

Partners' contributed capital                       70,000,000          70,000,000

Accumulated deficit                                (52,829,025)        (52,009,848)
                                                  ------------        ------------

     Total liabilities and partners' capital      $ 61,607,943        $ 62,447,556
                                                  ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              For the Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
Revenues                                                      $ 6,260,965    $ 5,925,887

Operating expenses                                             (3,515,716)    (3,270,576)

Management fees and allocated overhead from General Partner      (735,844)      (738,585)

Depreciation and amortization                                  (2,061,381)    (1,746,181)

Operating income (loss)                                           (51,976)       170,545

Interest expense                                                 (801,691)      (852,720)

Other, net                                                         34,490          1,259
                                                              -----------    -----------

     Net loss                                                 $  (819,177)   $  (680,916)
                                                              ===========    ===========


     Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $311,798 and $424,046, respectively for the three month period ended March 31, 1996, and $296,294 and $442,291, respectively, for the three month period ended March 31, 1995.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture.

The Venture-

     For the three months ended March 31, 1996, the Venture generated net cash from operating activities totaling $3,031,384, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $1,001,000. Approximately 53 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $3,201,000. Approximately 35 percent will relate to new plant construction. Approximately 32 percent will relate to service drops to homes. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     The balance outstanding on the Venture's term loan at March 31, 1996 was $38,902,968. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during the first quarter of 1996 totaled $877,500. Installments due during the remainder of 1996 total $2,632,500. Funding for these installments is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from the General Partner. The Venture will attempt to amend its credit facility in 1996 to provide additional liquidity. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.63 percent and 7.85 percent, respectively.

     Because the Venture's credit facility is now a term loan, the Venture will rely on cash generated from operations and, in its discretion, advances from the General Partner for its liquidity needs unless or until its credit facility is amended.

The Partnership-

     For the three months ended March 31, 1996, the Partnership generated net cash from operating activities totaling $923,158, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $467,000 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first quarter of 1996. Service drops to homes accounted for approximately 41 percent of these expenditures and new plant construction accounted for approximately 29 percent. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $2,000,000. Approximately 31 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 31 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

      In December 1995, the Partnership entered into a new reducing revolving credit facility with an available commitment of $18,000,000. At March 31, 1996, the balance outstanding was $15,600,000, leaving $2,400,000 available for future borrowings. On September 30, 1998, the available commitment pertaining to the reducing revolving credit facility begins to reduce quarterly until March 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/8 percent, LIBOR plus 1-1/8 percent, or the Certificate of

Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.84 percent and 7.63 percent, respectively.

      The General Partner believes that the Partnership has sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to service its presently anticipated needs.

REGULATION AND LEGISLATION
- --------------------------

     The Partnership has filed cost-of-service showings as a result of rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for its Surfside System and Little Rock System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership and the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership and the Venture.

                             RESULTS OF OPERATIONS
                             ---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                For the Three Months Ended March 31, 1996
                                               --------------------------------------------
                                                Partnership      Venture
                                                   Owned          Owned       Consolidated
                                               --------------  ------------  --------------
Revenues                                         $ 2,907,874    $6,260,965     $ 9,168,839
Operating expenses                               $ 1,686,285    $3,515,716     $ 5,202,001
Management fees and allocated
 overhead from General Partner                   $   343,129    $  735,844     $ 1,078,973
Depreciation and amortization                    $ 1,247,255    $2,061,381     $ 3,308,636
Operating income (loss)                          $  (368,795)   $  (51,976)    $  (420,771)
Interest expense                                 $  (273,351)   $ (801,691)    $(1,075,042)
Consolidated loss before minority interest       $  (642,642)   $ (819,177)    $(1,461,819)
Minority interest in consolidated loss           $         -    $  221,977     $   221,977
Net loss                                         $  (642,642)   $ (597,200)    $(1,239,842)


                                                For the Three Months Ended March 31, 1995
                                               --------------------------------------------
                                                Partnership      Venture
                                                   Owned          Owned       Consolidated
                                               --------------  ------------  --------------
Revenues                                         $ 2,561,856    $5,925,887     $ 8,487,743
Operating expenses                               $ 1,576,073    $3,270,576     $ 4,846,649
Management fees and allocated
 overhead from General Partner                   $   328,127    $  738,585     $ 1,066,712
Depreciation and amortization                    $ 1,439,567    $1,746,181     $ 3,185,748
Operating income (loss)                          $  (781,911)   $  170,545     $  (611,366)
Interest expense                                 $  (276,309)   $ (852,720)    $(1,129,029)
Consolidated loss before minority interest       $(1,057,716)   $ (680,916)    $(1,738,632)
Minority interest in consolidated loss           $         -    $  184,528     $   184,528
Net loss                                         $(1,057,716)   $ (496,388)    $(1,554,104)


Partnership owned-

     Revenues of the Partnership's Surfside System and Little Rock System increased $346,018, or approximately 14 percent, to $2,907,874 for the three months ended March 31, 1996, from $2,561,856 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 36 percent of the increase in revenues. The number of basic subscribers totaled 26,026 at March 31, 1996 compared to 24,670 at March 31, 1995, an increase of 1,356 or approximately 6 percent. This increase in basic subscribers accounted for approximately 26 percent of the increase in revenues. Increases in advertising sales and premium service revenue each accounted for approximately 13 percent of the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $110,212, or approximately 7 percent, to $1,686,285 for the three months ended March 31, 1996, from $1,576,073 for the comparable 1995 period. Operating expenses represented approximately 58 percent and 62 percent of revenue for 1996 and 1995, respectively. The increase in operating expense was primarily due to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $15,002, or approximately 5 percent, to $343,129 for the three months ended March 31, 1996 from $328,127 for the comparable 1995 period due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $192,312, or approximately 13 percent, to $1,247,255 for the three months ended March 31, 1996 from $1,439,567 for the comparable 1995 period. This decrease was due to the maturation of the Partnership's asset base.

     Operating loss decreased $413,116, or approximately 53 percent, to $368,795 for the three months ended March 31, 1996 from $781,911 for the comparable 1995 period. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $220,804, or approximately 34 percent, to $878,460 for the three months ended March 31, 1996 from $657,656 for the comparable 1995 period due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $2,958, or approximately 1 percent, to $273,351 for the three months ended March 31, 1996 from $276,309 for the comparable 1995 period. This decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $415,074, or approximately 39 percent, to $642,642 for the three months ended March 31, 1996 from $1,057,716 for the comparable 1995 period. These losses were primarily the result of the factors discussed above.

Venture owned-

     In addition to its ownership of the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture.

     Revenues of the Venture's Broward County System increased $335,078, or approximately 6 percent, to $6,260,965 for the three months ended March 31, 1996, from $5,925,887 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 53 percent of the increases in revenue. The number of basic subscribers totaled 50,965 at March 31, 1996 compared to 48,876 at March 31, 1995, an increase of 2,089, or approximately 4 percent. This increase in basic subscribers accounted for approximately 44 percent of the increases in revenue. No other individual factor significantly affected the increase in revenues.

     Operating expense increased $245,140, or approximately 7 percent, to $3,515,716 for the three months ended March 31, 1996 from $3,270,576 for the comparable 1995 period. Operating expenses represented 56 percent of revenue in 1996, compared to 55 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees and marketing expenses. No other individual factor significantly affected the increase in operating expense.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $2,741, or less than 1 percent, to $735,844 for the three months ended March 31, 1996 from $738,585 for the comparable 1995 period primarily due to a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense increased $315,200, or approximately 18 percent, to $2,061,381 for the three months ended March 31, 1996 from $1,746,181 for the comparable 1995 period. The increase in depreciation and amortization expense was attributable to capital additions to the Venture's asset base.

     For the three months ended March 31, 1996, the Venture had an operating loss of $51,976 compared to operating income of $170,545 for the three months ended March 31, 1995. This change was due to the increases in operating, depreciation and amortization expenses and management fees and allocated overhead from Intercable exceeding the increase in revenues.

     Operating income before depreciation and amortization expense increased $92,679, or approximately 5 percent, to $2,009,405 for the three months ended March 31, 1996 from $1,916,726 for the comparable 1995 period due to the increase in revenue exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $51,029, or approximately 6 percent, to $801,691 for the three months ended March 31, 1996 from $852,720 for the comparable 1995 period due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     Net loss increased $138,261, or approximately 20 percent, to $819,177 for the three months ended March 31, 1996 from $680,916 for the comparable 1995 period. These losses were primarily the result of the factors discussed above.

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



Dated:  May 13, 1996