Form 10-Q
period 1996-06-30
CABLE TV FUND 14 B LTD
filed 1996-08-14
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
                               ---------  ---------

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

Yes    X                                                                No
    ------                                                                -----

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          June 30,     December 31,
          ASSETS                                                            1996           1995
          ------                                                        -------------  -------------

CASH                                                                    $    670,429   $    474,904

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $126,248 and $135,202 at June 30, 1996 and December 31, 1995,
    respectively                                                           1,533,052      1,739,859

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                95,226,043     92,097,232
    Less- accumulated depreciation                                       (46,408,937)   (43,489,032)
                                                                        ------------   ------------

                                                                          48,817,106     48,608,200

    Franchise costs and other intangible assets, net of
      accumulated amortization of $74,142,967 at
      June 30, 1996 and $70,528,499 at
      December 31, 1995, respectively                                     56,897,331     60,511,799
                                                                        ------------   ------------

                     Total investment in cable television properties     105,714,437    109,119,999

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              528,411        515,935
                                                                        ------------   ------------

                     Total assets                                       $108,446,329   $111,850,697
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                            June 30,     December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1996           1995
       -------------------------------------------                       -------------  -------------

                     LIABILITIES:
    Debt                                                                  $ 57,499,397   $ 56,241,715
    Accounts payable to General Partner                                              -      1,896,049
    Deferred brokerage fee                                                     920,000        920,000
    Trade accounts payable and accrued liabilities                           1,455,516      1,763,047
    Subscriber prepayments                                                     621,677        568,400
                                                                          ------------   ------------
                     Total liabilities                                      60,496,590     61,389,211
                                                                          ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                            4,409,236      4,779,072
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                   (691,691)      (670,272)
                                                                          ------------   ------------
                                                                              (690,691)      (669,272)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at June 30, 1996 and
            December 31, 1995)                                             112,127,301    112,127,301
        Accumulated deficit                                                (67,896,107)   (65,775,615)
                                                                          ------------   ------------
                                                                            44,231,194     46,351,686
                                                                          ------------   ------------
                     Total liabilities and partners' capital (deficit)    $108,446,329   $111,850,697
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended    For the Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------    ------------------------

                                                   1996           1995          1996          1995
                                                -----------    -----------   -----------   -----------

REVENUES                                        $ 9,328,043    $ 8,486,420   $18,496,882   $16,974,163

COSTS AND EXPENSES:
  Operating expenses                              5,089,939      4,740,774    10,291,940     9,500,217
  Management fees and allocated overhead
    from General Partner                          1,084,681        990,725     2,163,654     2,057,437
  Depreciation and amortization                   3,306,364      3,789,489     6,615,000     6,975,237
                                                -----------    -----------   -----------   -----------
OPERATING LOSS                                     (152,941)    (1,034,568)     (573,712)   (1,558,728)
                                                -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (961,117)    (1,211,210)   (2,036,159)   (2,340,239)
  Other, net                                         64,130          1,874        98,124         3,637
                                                -----------    -----------   -----------   -----------
          Total other income (expense), net        (896,987)    (1,209,336)   (1,938,035)   (2,336,602)
                                                -----------    -----------   -----------   -----------
CONSOLIDATED LOSS BEFORE
  MINORITY INTEREST                              (1,049,928)    (2,244,665)   (2,511,747)   (3,895,330)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                 147,859        357,483       369,836       542,011
                                                -----------    -----------   -----------   -----------
NET LOSS                                        $  (902,069)   $(1,887,182)  $(2,141,911)  $(3,353,319)
                                                ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                               $    (9,021)   $   (18,872)  $   (21,419)  $   (33,533)
                                                ===========    ===========   ===========   ===========
  Limited Partners                              $  (893,048)   $(1,868,310)  $(2,120,492)  $(3,319,786)
                                                ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $     (3.41)   $     (7.15)  $     (8.11)  $    (12.70)
                                                ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 261,353        261,353       261,353       261,353
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                      For the Six Months Ended
                                                                              June 30,
                                                                     --------------------------

                                                                         1996          1995
                                                                     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,141,911)  $(3,353,319)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                    6,615,000     6,975,237
      Amortization of interest rate protection contract                        -        58,794
      Minority interest in consolidated net loss                        (369,836)     (542,011)
      Decrease (increase) in trade receivables                           206,807       (64,556)
      Increase in deposits, prepaid expenses and deferred charges        (93,103)      (14,636)
      Increase (decrease) in advances from General Partner            (1,896,049)    1,490,717
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                          (254,254)     (368,144)
                                                                     -----------   -----------
          Net cash provided by operating activities                    2,066,654     4,182,082
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (3,128,811)   (3,239,876)
                                                                     -----------   -----------
          Net cash used in investing activities                       (3,128,811)   (3,239,876)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             3,300,000     1,017,609
  Repayment of debt                                                   (2,042,318)   (1,992,289)
                                                                     -----------   -----------
          Net cash provided by (used in) financing activities          1,257,682      (974,680)
                                                                     -----------   -----------

Increase (decrease) in cash                                              195,525       (32,474)

Cash, beginning of period                                                474,904       648,379
                                                                     -----------   -----------
Cash, end of period                                                  $   670,429   $   615,905
                                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $ 2,281,103   $ 2,322,688
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and six month periods ended June 30, 1996 were $466,402 and $924,844, respectively, compared to $424,321 and
$848,708, respectively, for the similar 1995 periods.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 were $618,279 and $1,238,810, respectively, compared to $566,404 and $1,208,729, respectively, for the similar 1995 periods.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                June 30, 1996   December 31, 1995
                                                --------------  ------------------
          ASSETS
          ------

Cash and accounts receivable                     $  1,261,922        $  1,465,837

Investment in cable television properties          58,460,768          60,613,938

Other assets                                          445,455             367,781
                                                 ------------        ------------
     Total assets                                $ 60,168,145        $ 62,447,556
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $ 42,214,258        $ 40,530,652

Payables and accrued liabilities                    1,328,444           3,926,752

Partners' contributed capital                      70,000,000          70,000,000

Accumulated deficit                               (53,374,557)        (52,009,848)
                                                 ------------        ------------

     Total liabilities and partners' capital     $ 60,168,145        $ 62,447,556
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                      June 30,
                                           --------------------------    ------------------------

                                              1996           1995           1996          1995
                                           -----------    -----------    -----------   -----------

Revenues                                   $ 6,272,821    $ 5,767,265    $12,533,786   $11,693,152

Operating expenses                          (3,398,184)    (3,165,205)    (6,913,900)   (6,435,781)

Management fees and allocated overhead
  from General Partner                        (732,724)      (673,011)    (1,468,568)   (1,411,596)

Depreciation and amortization               (2,059,297)    (2,349,922)    (4,120,678)   (4,096,103)
                                           -----------    -----------    -----------   -----------

Operating income (loss)                         82,616       (420,873)        30,640      (250,328)

Interest expense                              (690,065)      (899,365)    (1,491,756)   (1,752,085)

Other, net                                      61,917          1,113         96,407         2,372
                                           -----------    -----------    -----------   -----------
          Net loss                         $  (545,532)   $(1,319,125)   $(1,364,709)  $(2,000,041)
                                           ===========    ===========    ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $313,641 and $626,689, respectively, for the three and six month periods ended June 30, 1996, compared to $288,364 and $584,658, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $419,083 and $841,879, respectively, for the three and six month periods ended June 30, 1996, compared to $384,647 and $826,938 for the similar 1995 periods.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ----------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture.

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. No specific dates or terms have yet been set for the sale of the Partnership's systems or the Venture's system.

The Partnership-

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling $2,066,654, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,200,000 on capital additions in its wholly-owned Surfside, South Carolina and Little Rock, California systems during the first six months of 1996. Service drops to homes accounted for approximately 36 percent of these expenditures and new plant construction accounted for approximately 26 percent. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $1,307,000. Approximately 35 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 30 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

      In December 1995, the Partnership entered into a new reducing revolving credit facility with an available commitment of $18,000,000. At June 30, 1996, the balance outstanding was $15,200,000, leaving $2,800,000 available for future borrowings. On September 30, 1998, the available commitment pertaining to the reducing revolving credit facility begins to reduce quarterly until March 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/4 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent, or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.74 percent and 7.01 percent, respectively.

      The General Partner believes that the Partnership has sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to service its presently anticipated needs.

The Venture-

     For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $411,366, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $1,930,000. Approximately 38 percent of these expenditures related to new plant construction. Approximately 37 percent of these expenditures related to service drops to homes. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $2,270,000. Approximately 39 percent will relate to service drops to homes. Approximately 35 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At June 1996, the balance outstanding was $42,102,968, leaving $397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.74 percent and 7.64 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash generated from operations to service its presently anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                               For the Three Months Ended June 30, 1996
                                              -------------------------------------------
                                               Partnership      Venture
                                                  Owned          Owned      Consolidated
                                              -------------  -------------  -------------

Revenues                                      $  3,055,222    $ 6,272,821    $ 9,328,043

Operating expenses                               1,691,755      3,398,184      5,089,939

Management fees and allocated
 overhead from General Partner                     351,957        732,724      1,084,681

Depreciation and amortization                    1,247,067      2,059,297      3,306,364
                                                ----------    -----------    -----------

Operating income (loss)                       $   (235,557)   $    82,616    $  (152,941)
                                                ----------    -----------    -----------

Interest expense                              $   (271,052)   $  (690,065)   $  (961,117)

Consolidated loss before minority interest    $   (504,396)   $  (545,532)   $(1,049,928)
                                                ----------    -----------    -----------

Minority interest in consolidated loss        $        -      $   147,859    $   147,859

Net loss                                      $   (504,396)   $  (397,673)   $  (902,069)
                                                ==========    ===========    ===========


                                               For the Three Months Ended June 30, 1995
                                              --------------------------------------------
                                               Partnership     Venture
                                                 Owned          Owned       Consolidated
                                              ------------   ------------   ------------

Revenues                                      $  2,719,155    $ 5,767,265    $ 8,486,420

Operating expenses                               1,575,569      3,165,205      4,740,774

Management fees and allocated
 overhead from General Partner                     317,714        673,011        990,725

Depreciation and amortization                    1,439,567      2,349,922      3,789,489
                                                ----------    -----------    -----------

Operating loss                                  $ (613,695)   $  (420,873)   $(1,034,568)
                                                ----------    -----------    -----------

Interest expense                                $ (311,845)   $  (899,365)   $(1,211,210)

Consolidated loss before minority interest      $ (925,540)   $(1,319,125)   $(2,244,665)
                                                ----------    -----------    -----------

Minority interest in consolidated loss          $        -    $   357,483    $   357,483

Net loss                                        $ (925,540)   $  (961,642)   $(1,887,182)
                                                ==========    ===========    ===========



                                               For the Six Months Ended June 30, 1996
                                              -----------------------------------------
                                              Partnership     Venture
                                                 Owned         Owned      Consolidated
                                              ------------  ------------  -------------

Revenues                                      $ 5,963,096   $12,533,786    $18,496,882

Operating expenses                              3,378,040     6,913,900     10,291,940

Management fees and allocated
 overhead from General Partner                    695,086     1,468,568      2,163,654

Depreciation and amortization                   2,494,322     4,120,678      6,615,000
                                              -----------   -----------    -----------

Operating income (loss)                          (604,352)  $    30,640    $  (573,712)
                                              -----------   -----------    -----------

Interest expense                              $  (544,403)  $(1,491,756)   $(2,036,159)

Consolidated loss before minority interest    $(1,147,038)  $(1,364,709)   $(2,511,747)
                                              -----------   -----------    -----------

Minority interest in consolidated loss        $         -   $   369,836    $   369,836

Net loss                                      $(1,147,038)  $  (994,873)   $(2,141,911)
                                              ===========   ===========    ===========



                                               For the Six Months Ended June 30, 1995
                                              ----------------------------------------
                                              Partnership    Venture
                                                Owned         Owned       Consolidated
                                              -----------   -----------   ------------

Revenues                                      $ 5,281,011   $11,693,152    $16,974,163

Operating expenses                              3,064,436     6,435,781      9,500,217

Management fees and allocated
 overhead from General Partner                    645,841     1,411,596      2,057,437

Depreciation and amortization                   2,879,134     4,096,103      6,975,237
                                              -----------   -----------    -----------

Operating loss                                $(1,308,400)  $  (250,328)   $(1,558,728)
                                              -----------   -----------    -----------

Interest expense                              $  (588,154)  $(1,752,085)   $(2,340,239)

Consolidated loss before minority interest    $(1,895,289)  $(2,000,041)   $(3,895,330)
                                              -----------   -----------    -----------

Minority interest in consolidated loss        $         -   $   542,011    $   542,011

Net loss                                      $(1,895,289)  $(1,458,030)   $(3,353,319)
                                              ===========   ===========    ===========

Partnership Owned -
- -------------------

     Revenues of the Partnership's Surfside System and Little Rock System increased $336,067, or approximately 12 percent, to $3,055,222 for the three months ended June 30, 1996 from $2,719,155 for the three months ended June 30, 1995. For the six months ended June 30, 1996 and 1995, revenues increased $682,085, or approximately 13 percent, to $5,963,096 in 1996 from $5,281,011 in
1995. The increases in revenue were due primarily to increases in the number of basic subscribers , basic rate adjustments and advertising activity. Basic subscribers increased approximately 5 percent to 26,601 at June 30, 1996 from 25,297 at June 30, 1995. The increases in the number of basic subscribers accounted for approximately 42 percent and 40 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. Basic rate adjustments accounted for approximately 39 percent and 38 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. An increase in advertising activity accounted for approximately 18 percent and 16 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. No other individual factor was significant to the increase.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expense for the three month periods increased $116,186, or approximately 7 percent, to $1,691,755 at June 30, 1996 from $1,575,569 at June 30, 1995. For the six month periods ended June 30, 1996 and 1995, operating expense increased $313,604, or approximately 10 percent, to $3,378,040 at June 30, 1996 from $3,064,436 at June 30, 1995. Operating expense represented 55 percent and 57 percent, respectively, of revenue for the three and six month periods ended June 30, 1996, compared to 58 percent and 58 percent, respectively, in 1995. These increases were primarily due to increases in programming fees and personnel related expenses. No other individual factor significantly affected the increase in operating expense.

     Management fees and allocated overhead from the General Partner increased $34,243, or approximately 11 percent, to $351,957 at June 30, 1996 from $317,714 at June 30, 1995. For the six month periods ended June 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $49,245, or approximately 8 percent, to $695,086 at June 30, 1996 from $645,841 at June 30, 1995. These increases were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense for the three month periods decreased $192,500, or approximately 13 percent, to $1,247,067 at June 30, 1996 from $1,439,567 at June 30, 1995. For the six month periods ended June 30, 1996 and 1995, depreciation and amortization expense decreased $384,812, or approximately 13 percent, to $2,494,322 at June 30, 1996 from $2,879,134 at June 30, 1995.
These decreases were attributable to the maturation of the Partnership's asset base.

     Operating loss decreased $378,138, or approximately 62 percent, to $235,557 at June 30, 1996 from $613,695 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, operating loss decreased $704,048, or approximately 54 percent, to $604,352 at June 30, 1996 from $1,308,400 at June 30, 1995. These decreases were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $185,638, or approximately 22 percent, to $1,011,510 for the three months ended 1996 from $825,872 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, operating income before depreciation and amortization increased $319,236, or approximately 20 percent, to $1,889,970 in 1996 from $1,570,734 in
1995. These increases were due to the increases in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

     Interest expense decreased $40,793, or approximately 13 percent, to $271,052 for three months ended June 30, 1996 from $311,845 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, interest expense decreased $43,751, or approximately 7 percent, to $544,403 at June 30, 1996 from $588,154 at June 30, 1995. These decreases were primarily due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $421,144, or approximately 45 percent, to $504,396 for the three months ended June 30, 1996 from $925,540 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, net loss decreased $748,251, or approximately 39 percent, to $1,147,038 at June 30, 1996 from $1,895,289 at June 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

Venture Owned -
- ---------------

     In addition to its ownership of the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture.

     Revenues of the Venture's Broward County System increased $505,556, or approximately 9 percent, to $6,272,821 for the three months ended June 30, 1996 from $5,767,265 for the three months ended June 30, 1995. Revenues for the six month periods ended June 30, 1996 and 1995 increased $840,634, or approximately 7 percent, to $12,533,786 in 1996 from $11,693,152 in 1995. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions and basic rate adjustments. Basic subscribers increased approximately 3 percent to 49,117 at June 30, 1996 from 47,554 at June 30, 1995. Premium subscriptions increased approximately 3 percent to 42,697 at June 30, 1996 from 41,400 at June 30, 1995. The increases in the number of basic subscribers and premium subscriptions accounted for approximately 38 percent and 42 percent, respectively of the increases in revenues for the three and six month periods ended June 30, 1996. Basic rate adjustments accounted for approximately 45 percent and 47 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $232,979, or approximately 7 percent, to $3,398,184 for the three months ended June 30, 1996 from $3,165,205 for the three months ended June 30, 1995. This increase in operating expense was due to increases in programming fees and personnel related costs, which were partially offset by a decrease in marketing costs. For the six month periods ended June 30, 1996 and 1995, operating expense increased $478,119, or approximately 7 percent, to $6,913,900 at June 30, 1996 from $6,435,781 at June 30, 1995. The increase in operating expense was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expense. Operating expenses represented 54 percent and 55 percent, respectively, of revenue for the three and six months ended June 30, 1996 compared to 55 percent of revenue for both the three and six months ended June 30, 1995.

     Management fees and allocated overhead from the General Partner increased $59,713, or approximately 9 percent, to $732,724 for the three months ended June 30, 1996 from $673,011 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $56,972, or approximately 4 percent, to $1,468,568 at June 30, 1996 from $1,411,596 at June 30, 1995. These increases were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $290,625, or approximately 12 percent, to $2,059,297 for the three months ended June 30, 1996 from $2,349,922 for the three months ended June 30, 1995. This decrease was due to the maturation of the Venture's tangible asset base. For the six month periods ended June 30, 1996 and 1995, depreciation and amortization expense increased $24,575, or approximately 1 percent, to $4,120,678 at June 30, 1996 from $4,096,103 at June 30, 1995 due to capital additions during 1996.

     The Venture reported operating income of $82,616 for the three month period ended June 30, 1996, compared to an operating loss of $420,873 for the three month period ended June 30, 1995. This was due to the increase in revenue and the decrease in depreciation and amortization expense exceeding the increase in operating expense and management fees and allocated overhead from the General Partner. For the six month period ended June 30, 1996, the Venture reported an operating income of $30,640, compared to an operating loss of $250,328 for the six month period ended June 30, 1995. This was due to the increase in revenues exceeding the increase in operating expense, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $212,864, or approximately 11 percent, to $2,141,913 for the three months ended June 30, 1996 from $1,929,049 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, operating income before depreciation and amortization increased $305,543, or approximately 8 percent, to $4,151,318 at June 30, 1996 from $3,845,775 at June 30, 1995. These increases were due to the increases in revenue exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

     Interest expense decreased $209,300, or approximately 23 percent, to $690,065 for the three months ended June 30, 1996 from $899,365 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995 interest expense decreased $260,329, or approximately 15 percent, to $1,491,756 at June 30, 1996 from $1,752,085 at June 30, 1995. These decreases were primarily due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     Net loss of the Venture decreased $773,593, or approximately 59 percent, to $545,532 for the three months ended June 30, 1996 from $1,319,125 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, net loss decreased $635,332, or approximately 32 percent, to $1,364,709 at June 30, 1996 from $2,000,041 at June 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

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



Dated:  August 14, 1996