Form 10-Q
period 1996-09-30
CABLE TV FUND 14 B LTD
filed 1996-11-13
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ----------------    ------------------

                         Commission File Number 0-16200


                           CABLE TV FUND 14-B, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                           #84-1024658
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

Yes    X                                                             No
    --------                                                            --------

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                           September 30,   December 31,
                    ASSETS                                                     1996           1995
                    ------                                                --------------  -------------

CASH                                                                        $    841,638   $    474,904

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $96,468 and $135,202 at September 30, 1996 and December 31, 1995,
    respectively                                                               2,305,451      1,739,859

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                    97,252,142     92,097,232
    Less- accumulated depreciation                                           (47,866,716)   (43,489,032)
                                                                            ------------   ------------

                                                                              49,385,426     48,608,200

    Franchise costs and other intangible assets, net of accumulated amortization of $75,950,201 and $70,528,499 at September 30, 1996
      and December 31, 1995, respectively                                     55,090,097     60,511,799
                                                                            ------------   ------------

                     Total investment in cable television properties         104,475,523    109,119,999

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  451,953        515,935
                                                                            ------------   ------------

                     Total assets                                           $108,074,565   $111,850,697
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          September 30,   December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1996           1995
             ------------------------------------------                  --------------  -------------

                     LIABILITIES:
    Debt                                                                   $ 58,213,701   $ 56,241,715
    Accounts payable to General Partner                                               -      1,896,049
    Deferred brokerage fee                                                      920,000        920,000
    Trade accounts payable and accrued liabilities                            1,590,133      1,763,047
    Subscriber prepayments                                                      575,658        568,400
                                                                           ------------   ------------

                     Total liabilities                                       61,299,492     61,389,211
                                                                           ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                             4,210,600      4,779,072
                                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                       1,000          1,000
        Accumulated deficit                                                    (701,451)      (670,272)
                                                                           ------------   ------------

                                                                               (700,451)      (669,272)
                                                                           ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at September 30, 1996 and
            December 31, 1995)                                              112,127,301    112,127,301
        Accumulated deficit                                                 (68,862,377)   (65,775,615)
                                                                           ------------   ------------

                                                                             43,264,924     46,351,686
                                                                           ------------   ------------

                     Total liabilities and partners' capital (deficit)     $108,074,565   $111,850,697
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                      For the Three Months Ended    For the Nine Months Ended
                                            September 30,                 September 30,
                                     ----------------------------  ---------------------------

                                          1996           1995           1996          1995
                                      -----------    -----------    -----------   -----------

REVENUES                              $ 9,444,545    $ 8,661,010    $27,941,427   $25,635,173

COSTS AND EXPENSES:
  Operating expenses                    5,082,209      4,650,139     15,374,149    14,150,356
  Management fees and allocated
    overhead from General Partner       1,031,916      1,007,493      3,195,570     3,064,930
  Depreciation and amortization         3,309,434      3,718,759      9,924,434    10,693,996
                                      -----------    -----------    -----------   -----------

OPERATING INCOME (LOSS)                    20,986       (715,381)      (552,726)   (2,274,109)
                                      -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                     (1,042,277)    (1,119,113)    (3,078,436)   (3,459,352)
  Other, net                             (153,375)         9,072        (55,251)       12,709
                                      -----------    -----------    -----------   -----------

            Total other income
               (expense), net          (1,195,652)    (1,110,041)    (3,133,687)   (3,446,643)
                                      -----------    -----------    -----------   -----------

CONSOLIDATED LOSS BEFORE
  MINORITY INTEREST                    (1,174,666)    (1,825,422)    (3,686,413)   (5,720,752)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                       198,636        285,483        568,472       827,494
                                      -----------    -----------    -----------   -----------

NET LOSS                              $  (976,030)   $(1,539,939)   $(3,117,941)  $(4,893,258)
                                      ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                     $    (9,760)   $   (15,400)   $   (31,179)  $   (48,933)
                                      ===========    ===========    ===========   ===========

  Limited Partners                    $  (966,270)   $(1,524,539)   $(3,086,762)  $(4,844,325)
                                      ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $(3.70)        $(5.84)       $(11.81)      $(18.54)
                                      ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                       261,353        261,353        261,353       261,353
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                        --------------------------

                                                                            1996          1995
                                                                        -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(3,117,941)  $(4,893,258)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                       9,924,434    10,693,996
      Amortization of interest rate protection contract                           -        85,972
      Minority interest in consolidated loss                               (568,472)     (827,494)
      Increase in trade receivables                                        (565,592)     (382,285)
      Increase in deposits, prepaid expenses and
        deferred charges                                                    (61,066)      (97,131)
      Increase (decrease) in advances from General Partner               (1,896,049)      882,654
      Decrease in trade accounts payable and accrued
         liabilities and subscriber prepayments                            (165,656)     (153,061)
                                                                        -----------   -----------

                 Net cash provided by operating activities                3,549,658     5,309,393
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (5,154,910)   (4,858,021)
                                                                        -----------   -----------

                 Net cash used in investing activities                   (5,154,910)   (4,858,021)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                4,077,690     1,767,613
  Repayment of debt                                                      (2,105,704)   (2,033,384)
                                                                        -----------   -----------

                 Net cash provided by (used in) financing activities      1,971,986      (265,771)
                                                                        -----------   -----------

Increase in cash                                                            366,734       185,601

Cash, beginning of period                                                   474,904       648,379
                                                                        -----------   -----------

Cash, end of period                                                     $   841,638   $   833,980
                                                                        ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $ 2,838,302   $ 3,547,170
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to five percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and nine month periods ended September 30, 1996 were $472,227 and $1,397,071, respectively, compared to $433,051 and $1,281,759, respectively, for the similar 1995 periods.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $559,689 and $1,798,499, respectively, compared to $574,442 and $1,783,171, respectively, for the similar 1995 periods.

(3) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                September 30, 1996   December 31, 1995
                                                -------------------  ------------------
          ASSETS
          -----
Cash and accounts receivable                          $  1,995,640        $  1,465,837

Investment in cable television properties               57,808,649          60,613,938

Other assets                                               386,956             367,781
                                                      ------------        ------------

     Total assets                                     $ 60,191,245        $ 62,447,556
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     --------------------------------

Debt                                                  $ 42,607,465        $ 40,530,652

Payables and accrued liabilities                         1,691,308           3,926,752

Partners' contributed capital                           70,000,000          70,000,000

Accumulated deficit                                    (54,107,528)        (52,009,848)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 60,191,245        $ 62,447,556
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                    For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  ---------------------------

                                        1996           1995           1996          1995
                                     ----------    -----------    -----------   -----------

Revenues                             $6,327,488    $ 5,811,133    $18,861,274   $17,504,285

Operating expenses                    3,378,454      3,057,922     10,292,354     9,493,703

Management fees and allocated
  overhead from General Partner         697,370        667,136      2,165,938     2,078,732

Depreciation and amortization         2,064,445      2,343,671      6,185,123     6,439,774
                                     ----------    -----------    -----------   -----------

Operating income (loss)                 187,219       (257,596)       217,859      (507,924)

Interest expense                       (777,137)      (804,780)    (2,268,893)   (2,556,865)

Other, net                             (143,053)         8,934        (46,646)       11,306
                                     ----------    -----------    -----------   -----------

                     Net loss        $ (732,971)   $(1,053,442)   $(2,097,680)  $(3,053,483)
                                     ==========    ===========    ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $316,375 and $943,064, respectively, for the three and nine month periods ended September 30, 1996, compared to $290,556 and $875,214, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $380,995 and $1,222,874, respectively, for the three and nine month periods ended September 30, 1996, compared to $376,580 and $1,203,518 for the similar 1995 periods.

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


FINANCIAL CONDITION
-------------------

     The Partnership owns a 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture.

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. No specific dates or terms have yet been set for the sale of the Partnership's systems or the Venture's system. There can be no assurance as to the timing or terms of any sales.

The Partnership-

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling $1,973,695, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,840,000 on capital additions in its wholly owned Surfside, South Carolina and Little Rock, California systems during the first nine months of 1996. Service drops to homes accounted for approximately 38 percent of these expenditures and new plant construction accounted for approximately 29 percent. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $770,000. Approximately 31 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 22 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

      In December 1995, the Partnership entered into a new reducing revolving credit facility with an available commitment of $18,000,000. At September 30, 1996, the balance outstanding was $15,500,000, leaving $2,500,000 available for future borrowings. On September 30, 1998, the maximum available on the reducing revolving credit facility begins to reduce quarterly until March 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Prime Rate plus 1/8 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/8 percent, or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.8 percent and 7.2 percent, respectively.

      The General Partner believes that the Partnership has sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to service its presently anticipated needs.

The Venture-

     For the nine months ended September 30, 1996, the Venture generated operating income before depreciation and amortization totaling approximately $6,403,000, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $3,320,000. Approximately 36 percent of these expenditures related to new plant construction. Approximately 33 percent of these expenditures related to service drops to homes. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $880,000. Approximately 56 percent will relate to service drops to homes. Approximately 38 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At September 1996, the balance outstanding was $42,402,968, leaving $97,032 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.9 percent and 7.2 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand and cash generated from operations to service its current needs.

RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                  For the Three Months Ended September 30, 1996
                                                 ------------------------------------------------
                                                   Partnership       Venture
                                                      Owned           Owned        Consolidated
                                                 ---------------  --------------  ---------------

Revenues                                             $3,117,057     $ 6,327,488      $ 9,444,545

Operating expenses                                   $1,703,755     $ 3,378,454      $ 5,082,209

Management fees and allocated
 overhead from General Partner                       $  334,546     $   697,370      $ 1,031,916

Depreciation and amortization                        $1,244,989     $ 2,064,445      $ 3,309,434
                                                     ----------     -----------      -----------

Operating income (loss)                              $ (166,233)    $   187,219      $    20,986
                                                     ----------     -----------      -----------

Interest expense                                     $ (265,140)    $  (777,137)     $(1,042,277)

Consolidated loss before minority interest           $ (441,695)    $  (732,971)     $(1,174,666)

Minority interest in consolidated loss               $        -     $   198,636      $   198,636

Net loss                                             $ (441,695)    $  (534,335)     $  (976,030)



                                                  For the Three Months Ended September 30, 1995
                                                 -----------------------------------------------
                                                  Partnership        Venture
                                                    Owned             Owned        Consolidated
                                                 --------------   -------------   --------------

Revenues                                             $2,849,877     $ 5,811,133      $ 8,661,010

Operating expenses                                   $1,592,217     $ 3,057,922      $ 4,650,139

Management fees and allocated
 overhead from General Partner                       $  340,357     $   667,136      $ 1,007,493

Depreciation and amortization                        $1,375,088     $ 2,343,671      $ 3,718,759
                                                     ----------     -----------      -----------

Operating loss                                       $ (457,785)    $  (257,596)     $  (715,381)
                                                     ----------     -----------      -----------

Interest expense                                     $ (314,333)    $  (804,780)     $(1,119,113)

Consolidated loss before minority interest           $ (771,980)    $(1,053,442)     $(1,825,422)

Minority interest in consolidated loss               $        -     $   285,483      $   285,483

Net loss                                             $ (771,980)    $  (767,959)     $(1,539,939)

                                                          For the Nine Months Ended September 30, 1996
                                                          --------------------------------------------
                                                             Partnership     Venture
                                                                Owned         Owned      Consolidated
                                                          ---------------  ------------  -------------

Revenues                                                     $ 9,080,153   $18,861,274    $27,941,427

Operating expenses                                           $ 5,081,795   $10,292,354    $15,374,149

Management fees and allocated
 overhead from General Partner                               $ 1,029,632   $ 2,165,938    $ 3,195,570

Depreciation and amortization                                $ 3,739,311   $ 6,185,123    $ 9,924,434
                                                             -----------   -----------    -----------

Operating income (loss)                                      $  (770,585)  $   217,859    $  (552,726)
                                                             -----------   -----------    -----------

Interest expense                                             $  (809,543)  $(2,268,893)   $(3,078,436)

Consolidated loss before minority interest                   $(1,588,733)  $(2,097,680)   $(3,686,413)

Minority interest in consolidated loss                       $      -      $   568,472    $   568,472

Net loss                                                     $(1,588,733)  $(1,529,208)   $(3,117,941)


                                                          For the Nine Months Ended September 30, 1995
                                                          --------------------------------------------
                                                             Partnership     Venture
                                                                Owned         Owned      Consolidated
                                                          ---------------  ------------  -------------
Revenues                                                     $ 8,130,888   $17,504,285    $25,635,173

Operating expenses                                           $ 4,656,653   $ 9,493,703    $14,150,356

Management fees and allocated
 overhead from General Partner                               $   986,198   $ 2,078,732    $ 3,064,930

Depreciation and amortization                                $ 4,254,222   $ 6,439,774    $10,693,996
                                                             -----------   -----------    -----------

Operating loss                                               $(1,766,185)  $  (507,924)   $(2,274,109)
                                                             -----------   -----------    -----------

Interest expense                                             $  (902,487)  $(2,556,865)   $(3,459,352)

Consolidated loss before minority interest                   $(2,667,269)  $(3,053,483)   $(5,720,752)

Minority interest in consolidated loss                       $      -      $   827,494    $   827,494

Net loss                                                     $(2,667,269)  $(2,225,989)   $(4,893,258)

Partnership Owned -
-------------------

     Revenues of the Partnership's Surfside System and Little Rock System increased $267,180, or approximately 9 percent, to $3,117,057 for the three months ended September 30, 1996 from $2,849,877 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, revenues increased $949,265, or approximately 12 percent, to $9,080,153 in 1996 from $8,130,888 in 1995. The increases in revenue were due primarily to basic rate increases, increases in the number of basic subscribers and advertising activity. Basic rate increases accounted for approximately 43 percent and 39 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased approximately 4 percent to 26,557 at September 30, 1996 from 25,651 at September 30, 1995. The increases in the number of basic subscribers accounted for approximately 25 percent and 27 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. An increase in advertising sales activity accounted for approximately 17 percent and 16 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. No other individual factor was significant to the increase.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses for the three month periods increased $111,538, or approximately 7 percent, to $1,703,755 at September 30, 1996 from $1,592,217 at September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, operating expenses increased $425,142, or approximately 9 percent, to $5,081,795 at September 30, 1996 from $4,656,653 at September 30, 1995.
Operating expenses represented 55 percent and 56 percent, respectively, of revenue for the three and nine month periods ended September 30, 1996, compared to 56 percent and 57 percent, respectively, in 1995. These increases were primarily due to increases in programming fees and advertising related expenses. No other individual factor significantly affected the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $5,811, or approximately 2 percent, to $334,546 at September 30, 1996 from $340,357 at September 30, 1995. This decrease was due to a decrease in allocated overhead from the General Partner. For the nine month periods ended September 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $43,434, or approximately 4 percent, to $1,029,632 at September 30, 1996 from $986,198 at September 30, 1995. This increase was due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense for the three month periods decreased $130,099, or approximately 9 percent, to $1,244,989 at September 30, 1996 from $1,375,088 at September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, depreciation and amortization expense decreased $514,911, or approximately 12 percent, to $3,739,311 at September 30, 1996 from $4,254,222 at September 30, 1995. These decreases were attributable to the maturation of the Partnership's asset base.

     Operating loss decreased $291,552, or approximately 64 percent, to $166,233 at September 30, 1996 from $457,785 for the three months ended September 30, 1995. This decrease was due to the increase in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. For the nine month periods ended September 30, 1996 and 1995, operating loss decreased $995,600, or approximately 56 percent, to $770,585 at September 30, 1996 from $1,766,185 at September 30, 1995. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $161,453, or approximately 18 percent, to $1,078,756 for the three months ended September 30, 1996 from $917,303 for the three months ended September 30, 1995. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. For the nine month periods ended September 30, 1996 and 1995, operating income before depreciation and amortization increased $480,689, or approximately 19 percent, to $2,968,726 in 1996 from $2,488,037 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $49,193, or approximately 16 percent, to $265,140 for the three months ended September 30, 1996 from $314,333 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, interest expense decreased $92,944, or approximately 10 percent, to $809,543 at September 30, 1996 from $902,487 at September 30, 1995. These decreases were primarily due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $330,285, or approximately 43 percent, to $441,695 for the three months ended September 30, 1996 from $771,980 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, net loss decreased $1,078,536, or approximately 40 percent, to $1,588,733 at September 30, 1996 from $2,667,269 at September 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

Venture Owned -
---------------

     In addition to its ownership of the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture.

     Revenues of the Venture's Broward County System increased $516,355, or approximately 9 percent, to $6,327,488 for the three months ended September 30, 1996 from $5,811,133 for the three months ended September 30, 1995. The increase in revenues was due to basic rate increases, increases in the number of basic subscribers and increased advertising activity. Basic rate increases accounted for approximately 33 percent of the increase in revenues for the three month period ended September 30, 1996. The increase in the number of basic subscribers accounted for approximately 28 percent of the increase in revenues for the three month period ended September 30, 1996 and increased advertising activity accounted for approximately 14 percent of the increase in revenues for the three month period ended September 30, 1996. Revenues for the nine month periods ended September 30, 1996 and 1995 increased $1,356,989, or approximately 8 percent, to $18,861,274 in 1996 from $17,504,285 in 1995. The increase in revenues was due to basic rate increases and increases in the number of basic subscribers. Basic rate increases accounted for approximately 42 percent of the increase in revenues for the nine month period ended September 30, 1996. The number of basic subscribers increased approximately 5 percent to 49,573 at September 30, 1996 from 47,427 at September 30, 1995. The increase in the number of basic subscribers accounted for approximately 31 percent of the increase in revenues for the nine month periods ended September 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $320,532, or approximately 10 percent, to $3,378,454 for the three months ended September 30, 1996 from $3,057,922 for the three months ended September 30, 1995. This increase in operating expenses was due to increases in programming fees and personnel related costs. For the nine month periods ended September 30, 1996 and 1995, operating expenses increased $798,651, or approximately 8 percent, to $10,292,354 at September 30, 1996 from $9,493,703 at September 30, 1995. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses. Operating expenses represented 53 percent and 55 percent, respectively, of revenue for the three and nine months ended September 30, 1996 compared to 53 percent and 54 percent of revenue for the three and nine months ended September 30, 1995.

     Management fees and allocated overhead from the General Partner increased $30,234, or approximately 5 percent, to $697,370 for the three months ended September 30, 1996 from $667,136 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $87,206, or approximately 4 percent, to $2,165,938 at September 30, 1996 from $2,078,732 at September 30, 1995. These increases were due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $279,226, or approximately 12 percent, to $2,064,445 for the three months ended September 30, 1996 from $2,343,671 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, depreciation and amortization expense decreased $254,651, or approximately 4 percent, to $6,185,123 at September 30, 1996 from $6,439,774 at September 30, 1995. These decreases were due to the maturation of the Venture's tangible asset base.

     The Venture reported operating income of $187,219 for the three month period ended September 30, 1996, compared to an operating loss of $257,596 for the three month period ended September 30, 1995. For the nine month period ended September 30, 1996, the Venture reported operating income of $217,859, compared to an operating loss of $507,924 for the nine month period ended September 30, 1995. These changes were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $165,589, or approximately 8 percent, to $2,251,664 for the three months ended September 30, 1996 from $2,086,075 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, operating income before depreciation and amortization increased $471,132, or approximately 8 percent, to $6,402,982 at September 30, 1996 from $5,931,850 at September 30, 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $27,643, or approximately 3 percent, to $777,137 for the three months ended September 30, 1996 from $804,780 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995 interest expense decreased $287,972, or approximately 11 percent, to $2,268,893 at September 30, 1996 from $2,556,865 at September 30, 1995. These decreases were primarily due to lower effective interest rates on interest bearing obligations.

     Net loss of the Venture decreased $320,471, or approximately 30 percent, to $732,971 for the three months ended September 30, 1996 from $1,053,442 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, net loss decreased $955,803, or approximately 31 percent, to $2,097,680 at September 30, 1996 from $3,053,483 at September 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                         CABLE TV FUND 14-B, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:/S/ Kevin P. Coyle
                                            -----------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)



Dated:  November 13, 1996