Form 10-K
period 1996-12-31
CABLE TV FUND 14 B LTD
filed 1997-03-28
CIK 821480

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from            to
                                    -----------  -----------------
     Commission file number:    0-16200

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                      84-1024658
      --------                                      ----------
(State of Organization)                  (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
---------------------------------------------             --------------
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

     Yes  X                                      No
         ---                                         ----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.       X
                                         ---



            DOCUMENTS INCORPORATED BY REFERENCE:               None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          Revenues. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1996, the Systems' monthly basic service rates ranged from $8.50 to $12.95, monthly basic and tier ("basic plus") service rates ranged from $17.95 to $24.81. and monthly premium services ranged from $1.95 to $10.95 per premium service. In addition, the Partnership and the Venture earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.90 to $43.30; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 66% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership and the Venture are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

          Franchises. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

          The Partnership directly holds 4 franchises, and the Venture holds 9 franchises. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          Neither the Partnership nor the Venture has ever had a franchise revoked. Neither the Partnership nor the Venture has any franchises that expire prior to December 31, 1997.

          Competition. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
     competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
     so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
     wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
     entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
     television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, neither the Partnership nor the Venture has been able to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership and the Venture are interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
     distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, neither the Partnership nor the Venture has lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's or the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

     Regulation and Legislation
     --------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
     regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-
     delivered programming.   Under the 1996 Telecom Act, the FCC can regulate
     CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
     that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
     allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
     1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
     statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements. The General Partner does not currently plan to acquire such licenses.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
     broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's and the Venture's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
     cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
     programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
     above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
     licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's and the Venture's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
     operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional
     franchises.   Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          General. The Partnership's and the Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's or the Venture's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          Neither the Partnership nor the Venture depends to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's or the Venture's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership or the Venture.


                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Partnership and the Venture are described below:

             Fund                      System             Acquisition Date
             ----                      ------             ----------------
     Cable TV Fund 14-B, Ltd.        Surfside System        September 1988
                                     Little Rock System     November 1989

     Cable TV Fund 14-A/B Venture    Broward County System  March 1988


          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Little Rock System operated cable plant passing approximately 7,800 homes, with an approximate 74% penetration rate; the Surfside System operated cable plant passing approximately 26,200 homes, with an approximate 79% penetration rate; and the Broward County System operated cable plant passing approximately 89,100 homes, with an approximate 57% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

Cable TV Fund 14-B, Ltd.
-----------------------------------

                                          At December 31,
                                     -------------------------
Little Rock System                     1996     1995     1994
-----------------------------------  -------  -------  -------
Monthly basic plus service rate      $ 24.77  $ 23.27  $ 21.77
Basic subscribers                      5,774    5,673    5,336
Pay units                              4,365    4,608    4,605


                                          At December 31,
                                     -------------------------
Surfside System                        1996     1995     1994
-----------------------------------  -------  -------  -------
Monthly basic plus service rate      $ 24.09  $ 22.59  $ 21.09
Basic subscribers                     20,821   20,055   18,969
Pay units                             18,897   14,083   12,424



Cable TV Fund 14-A/B Venture
-----------------------------------

                                          At December 31,
                                     -------------------------
Broward County System                  1996     1995     1994
-----------------------------------  -------  -------  -------

Monthly basic plus service rate      $ 25.58  $ 24.16  $ 23.56
Basic subscribers                     50,957   49,654   47,819
Pay units                             47,286   42,167   41,270


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1996, several partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $140 to $190 per interest. As of February 14, 1997, the number of equity security holders in the Partnership was 16,060.

Item 6.  Selected Financial Data
--------------------------------



                                                            For the Year Ended December 31,
                                          -------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd./(a)/                 1996           1995           1994           1993           1992
----------------------------------------  -------------  -------------  -------------  -------------  -------------

Revenues                                  $ 37,768,924   $ 34,443,760   $ 32,084,279   $ 31,735,048   $ 29,559,867
Depreciation and Amortization               13,404,578     14,265,096     15,037,554     15,812,869     16,645,383
Operating Loss                              (1,095,260)    (2,684,818)    (5,677,171)    (5,755,811)    (7,021,107)
Minority Interest in Consolidated Loss         815,252      1,104,003      1,468,218      1,277,358      1,676,435
Net Loss                                    (4,470,043)    (6,108,952)    (7,903,005)    (7,637,593)    (9,183,119)
Net Loss per Limited Partnership Unit           (16.93)        (23.14)        (29.94)        (28.93)        (34.79)
Weighted Average Number of Limited
 Partnership Units Outstanding                 261,353        261,353        261,353        261,353        261,353
General Partner's Deficit                     (713,972)      (669,272)      (608,182)      (529,152)      (452,776)
Limited Partners' Capital                   41,926,343     46,351,686     52,399,548     60,223,523     67,784,740
Total Assets                               105,915,409    111,850,697    118,867,757    128,779,941    141,753,537
Debt                                        56,656,424     56,241,715     57,376,558     58,881,755     62,752,746
General Partner Advances                       449,094      1,896,049        297,956         29,182        119,337



                                                              For the Year Ended December 31,
                                          ------------------------------------------------------------------------
Cable TV Fund 14-A/B Venture                  1996           1995           1994           1993           1992
----------------------------------------  ------------   ------------   ------------   ------------   ------------
Revenues                                  $ 25,519,105   $ 23,469,505   $ 22,183,524   $ 22,068,952   $ 20,212,867
Depreciation and Amortization                8,360,927      8,774,507      9,188,994      9,352,808      9,971,915
Operating Income (Loss)                         28,548       (753,422)    (2,661,198)    (2,324,939)    (3,293,133)
Net Loss                                    (3,008,309)    (4,073,811)    (5,417,779)    (4,713,500)    (6,186,107)
Partners' Capital                           14,981,843     17,990,152     22,063,963     27,481,742     32,195,242
Total Assets                                58,277,058     62,447,556     66,597,460     72,315,816     80,404,133
Debt                                        41,262,561     40,530,652     42,271,921     43,461,730     46,908,409
Jones Intercable, Inc. Advances                268,256      2,206,959        354,179         57,920        125,873

(a) Cable TV Fund 14-B, Ltd.'s. selected financial data includes 100 percent of the accounts of Cable TV Fund 14-A/B Venture on a consolidated basis.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

        The following discussion of the financial condition and results of operations of Cable TV Fund 14-B, Ltd. (the "Partnership") and Cable TV Fund 14-A/B Venture (the "Venture") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

        In addition to the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture. The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture reduced by Cable TV Fund 14-A, Ltd.'s 27 percent minority interest in the Venture.

Cable TV Fund 14-B, Ltd. -
------------------------

        For the twelve months ended December 31, 1996, the Surfside System and Little Rock System generated net cash from operating activities totaling $1,428,482 which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $2,802,000 on capital additions during 1996 in its Surfside System and Little Rock System. Approximately 46 percent of the expenditures was for the construction of drops to subscribers homes. Approximately 35 percent of these expenditures was for the construction of cable plant extensions. The remainder of the expenditures was for various enhancements in the Partnership's cable television systems. Funding for these expenditures was provided by cash generated by operations. Anticipated capital expenditures for 1997 are approximately $2,362,000. Approximately 39 percent are expected to be used for service drops to homes. Approximately 33 percent of these expenditures are expected to be used for new plant construction in the Partnership's systems. The remainder of these expenditures are for various enhancements in each of the Partnership's systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

        In December 1995, the Partnership entered into a reducing revolving credit facility with an available commitment of $18,000,000. At December 31, 1996, the balance outstanding was $15,300,000, leaving $2,700,000 available for future borrowings. On September 30, 1998, the maximum available on the reducing revolving credit facility begins to reduce quarterly until March 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/8 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/8 percent, or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.69 percent and 8.90 percent, respectively.

        The General Partner believes that the Partnership's wholly owned systems have sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to service their presently anticipated needs.

Cable TV Fund 14-A/B Venture -
----------------------------

        For the twelve months ended December 31, 1996, the Venture generated net cash from operating activities totaling $5,204,336 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $3,880,000 on capital additions during 1996. Cable television plant extensions accounted for approximately 43 percent of these expenditures. The construction of service drops to homes accounted for approximately 37 percent of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded primarily from cash generated from operations. The Venture plans to expend approximately $3,916,000 for capital additions in 1997. Of this total, approximately 35 percent will relate to the construction of service drops to homes and approximately 34 percent is for cable television plant extensions.
The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and borrowings under its credit facility.

          In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At December 31, 1996, the balance outstanding was $41,102,968, leaving $1,397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.79 percent and 7.17 percent, respectively.

          The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings under its credit facility to service its current needs.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 14-B, Ltd. -
------------------------

        The results of operations for the Partnership are summarized below:

                                                                     Year Ended December 31, 1996
                                                               -----------------------------------------
                                                               Partnership     Venture
                                                                  Owned         Owned      Consolidated
                                                               ------------  ------------  -------------

Revenues                                                       $12,249,819   $25,519,105    $37,768,924

Operating expenses                                             $ 6,918,196   $14,148,533    $21,066,729

Management fees and allocated overhead from General Partner    $ 1,411,780   $ 2,981,097    $ 4,392,877

Depreciation and amortization                                  $ 5,043,651   $ 8,360,927    $13,404,578

Operating income (loss)                                        $(1,123,808)  $    28,548    $(1,095,260)

Interest expense                                               $(1,082,104)  $(3,006,847)   $(4,088,951)

Consolidated loss before minority interest                     $(2,276,986)  $(3,008,309)   $(5,285,295)

Minority interest in consolidated loss                         $         -   $   815,252    $   815,252

Net loss                                                       $(2,276,986)  $(2,193,057)   $(4,470,043)



                                                                    Year Ended December 31, 1995
                                                               ----------------------------------------
                                                               Partnership     Venture
                                                                  Owned         Owned      Consolidated
                                                               -----------   -----------   ------------

Revenues                                                       $10,974,255   $23,469,505    $34,443,760

Operating expenses                                             $ 6,061,604   $12,620,209    $18,681,813

Management fees and allocated overhead from General Partner    $ 1,353,458   $ 2,828,211    $ 4,181,669

Depreciation and amortization                                  $ 5,490,589   $ 8,774,507    $14,265,096

Operating loss                                                 $(1,931,396)  $  (753,422)   $(2,684,818)

Interest expense                                               $(1,189,677)  $(3,371,524)   $(4,561,201)

Consolidated loss before minority interest                     $(3,139,144)  $(4,073,811)   $(7,212,955)

Minority interest in consolidated loss                         $         -   $ 1,104,003    $ 1,104,003

Net loss                                                       $(3,139,144)  $(2,969,808)   $(6,108,952)


1996 Compared to 1995 -

        Revenues of the Partnership's Surfside System and Little Rock System increased $1,275,564, or approximately 12 percent, to $12,249,819 in 1996 from $10,974,255 in 1995. This increase was primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 37 percent of the increase in revenues. The number of basic subscribers totaled 26,595 at December 31, 1996 compared to 25,728 at December 31, 1995, an increase of 867 or approximately 3 percent. This increase in basic subscribers accounted for approximately 24 percent of the increase in revenues. Increases in advertising sales and premium service revenue accounted for approximately 13 percent and 8 percent, respectively, of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

        Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

        Operating expenses increased $856,592, or approximately 14 percent, to $6,918,196 in 1996 from $6,061,604 in 1995. Operating expenses represented approximately 56 percent and 55 percent of revenue for 1996 and 1995, respectively. Increases in programming fees, advertising expenses and marketing expenses were primarily responsible for the increase in operating expenses. No other individual factor significantly affected the increase in operating expenses.

        Management fees and allocated overhead from the General Partner increased $58,322, or approximately 4 percent, to $1,411,780 in 1996 from $1,353,458 in 1995. This increase was due to the increase in revenues, upon which such fees are based.

        Depreciation and amortization expense decreased $446,938, or approximately 8 percent, to $5,043,651 in 1996 from $5,490,589 in 1995. This decrease was due to the maturation of the Partnership's asset base.

      Operating loss decreased $807,588, or approximately 42 percent, to $1,123,808 in 1996 from $1,931,396 in 1995. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

      The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $360,650, or approximately 10 percent, to $3,919,843 in 1996 from $3,559,193 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

      Interest expense decreased $107,573, or approximately 9 percent, to $1,082,104 in 1996 from $1,189,677 in 1995. This decrease was due to lower effective interest rates on interest bearing obligations during 1996.

      Net loss decreased $862,158, or approximately 27 percent, to $2,276,986 in 1996 from $3,139,144 in 1995. These losses were primarily the result of the factors discussed above.

1995 Compared to 1994 -

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

Cable TV Fund 14-A/B Venture -
----------------------------

      In addition to its ownership of the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture.

      Revenues of the Venture's Broward County System increased $2,049,600, or approximately 9 percent, to $25,519,105 in 1996 from $23,469,505 in 1995. Basic service rate increases accounted for approximately 35 percent of the increase in revenue. An increase in the number of basic subscribers accounted for approximately 27 percent of the increases in revenue. The number of basic subscribers totaled 50,957 at December 31, 1996 compared to 49,654 at December 31, 1995, an increase of 1,303, or approximately 3 percent. Increases in premium service revenue accounted for approximately 16 percent of the increase in revenue. No other individual factor significantly affected the increase in revenues.

      Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

      Operating expense increased $1,528,324, or approximately 12 percent, to $14,148,533 in 1996 from $12,620,209 in 1995. Operating expenses represented 55 percent of revenue in 1996, compared to 54 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees, which were partially offset by decreases in personnel and marketing expenses. No other individual factor significantly affected the increase in operating expenses.

      Management fees and allocated overhead from Jones Intercable, Inc. increased $152,886, or approximately 5 percent, to $2,981,097 in 1996 from $2,828,211 in 1995. This increase was due primarily to the increase in revenues upon which such fees and allocations are based.

      Depreciation and amortization expense decreased $413,580, or approximately 5 percent, to $8,360,927 in 1996 from $8,774,507 in 1995. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's asset base.

      The Partnership reported operating income of $28,548 in 1996 compared to an operating loss of $753,422 in 1995. This change was due to the increase in revenues and the decreases in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

      The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $368,390, or approximately 5 percent, to $8,389,475 in 1996 from $8,021,085 in 1995 due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

      Interest expense decreased $364,677, or approximately 11 percent, to $3,006,847 in 1996 from $3,371,524 in 1995 due to lower outstanding balances and lower effective interest rates on interest bearing obligations during 1996.

      Net loss decreased $1,065,502, or approximately 26 percent, to $3,008,309 in 1996 from $4,073,811 in 1995. These losses were primarily the result of the factors discussed above.

1995 Compared to 1994-

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

        Operating expenses decreased $258,229, or approximately 2 percent, to $12,620,209 in 1995 from $12,878,438 in 1994. Operating expenses represented 54 percent of revenue in 1995, compared to 58 percent in 1994. The decrease in operating expenses was due primarily to decreases in personnel and marketing expenses, which were partially offset by increases in programming fees and office related expenses. No other individual factor significantly affected the decrease in operating expense.

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

      Operating loss decreased $1,907,776, or approximately 72 percent, to $753,422 in 1995 from $2,661,198 in 1994. This decrease was due to the increase in revenues and the decreases in operating and depreciation and amortization expenses exceeding the increase in management fees and allocated overhead from Jones Intercable, Inc.

      Operating income before depreciation and amortization expense increased $1,493,289, or approximately 23 percent, to $8,021,085 in 1995 from $6,527,796 in 1994 due to the increases in revenues and decreases in operating expenses exceeding the increase in management fees and allocated overhead from Jones Intercable, Inc.

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

Item 8.  Financial Statements
-----------------------------


                          CABLE TV FUND 14-B, LTD. AND
                          ----------------------------
                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                   Page
                                                -----------

                                                14-B 14-A/B
                                                ---- ------
Report of Independent Public Accountants         18    30

Balance Sheets                                   19    31

Statements of Operations                         21    33

Statements of Partners' Capital (Deficit)        22    34

Statements of Cash Flows                         23    35

Notes to Financial Statements                    24    36


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-B, Ltd.:

        We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B, Ltd.(a Colorado limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                              December 31,
                                                                      ----------------------------

               ASSETS                                                     1996           1995
               ------                                                 ------------   ------------

CASH                                                                  $    840,309   $    474,904

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $140,879 and $135,202 at December 31, 1996 and 1995, respectively       2,077,493      1,739,859

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                 98,093,791     92,097,232
 Less- accumulated depreciation                                        (48,820,169)   (43,489,032)
                                                                      ------------   ------------

                                                                        49,273,622     48,608,200

 Franchise costs and other intangible assets, net of accumulated amortization of $77,746,909 and $70,528,499 at December 31, 1996
  and 1995, respectively                                                53,293,389     60,511,799
                                                                      ------------   ------------

          Total investment in cable television properties              102,567,011    109,119,999

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            430,596        515,935
                                                                      ------------   ------------

          Total assets                                                $105,915,409   $111,850,697
                                                                      ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                            December 31,
                                                     ---------------------------

   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)           1996           1995
   -------------------------------------------       ------------   ------------

LIABILITIES:
 Debt                                                $ 56,656,424   $ 56,241,715
 General Partner advances                                 449,094      1,896,049
 Deferred brokerage fee                                   920,000        920,000
 Trade accounts payable and accrued liabilities         2,151,254      1,763,047
 Subscriber prepayments                                   562,446        568,400
                                                     ------------   ------------

       Total liabilities                               60,739,218     61,389,211
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN CABLE TELEVISION
 JOINT VENTURE                                          3,963,820      4,779,072
                                                     ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                       1,000          1,000
  Accumulated deficit                                    (714,972)      (670,272)
                                                     ------------   ------------

                                                         (713,972)      (669,272)
                                                     ------------   ------------

 Limited Partners-
  Net contributed capital (261,353 units
   outstanding at December 31, 1996 and 1995)         112,127,301    112,127,301
  Accumulated deficit                                 (70,200,958)   (65,775,615)
                                                     ------------   ------------

                                                       41,926,343     46,351,686
                                                     ------------   ------------

Total liabilities and partners' capital (deficit)    $105,915,409   $111,850,697
                                                     ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                        Year Ended December 31,
                                                 ---------------------------------------
                                                     1996          1995          1994
                                                 -----------   -----------   -----------
REVENUES                                         $37,768,924   $34,443,760   $32,084,279

COSTS AND EXPENSES:
  Operating  expenses                             21,066,729    18,681,813    18,674,898
  Management fees and allocated overhead from
   General Partner                                 4,392,877     4,181,669     4,048,998
  Depreciation and amortization                   13,404,578    14,265,096    15,037,554
                                                 -----------   -----------   -----------

OPERATING LOSS                                    (1,095,260)   (2,684,818)   (5,677,171)
                                                 -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (4,088,951)   (4,561,201)   (3,663,960)
  Other, net                                        (101,084)       33,064       (30,092)
                                                 -----------   -----------   -----------

       Total other income (expense), net          (4,190,035)   (4,528,137)   (3,694,052)
                                                 -----------   -----------

CONSOLIDATED LOSS BEFORE MINORITY INTEREST        (5,285,295)   (7,212,955)   (9,371,223)

MINORITY INTEREST IN CONSOLIDATED LOSS               815,252     1,104,003     1,468,218
                                                 -----------   -----------   -----------

NET LOSS                                         $(4,470,043)  $(6,108,952)  $(7,903,005)
                                                 ===========   ===========   ===========


ALLOCATION OF NET LOSS:
  General Partner                                $   (44,700)  $   (61,090)  $   (79,030)
                                                 ===========   ===========   ===========

  Limited Partners                               $(4,425,343)  $(6,047,862)  $(7,823,975)
                                                 ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $(16.93)      $(23.14)      $(29.94)
                                                 ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                       261,353       261,353       261,353
                                                 ===========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             ------------------------------------------------------


                                          Year Ended December 31,
                                  ---------------------------------------

                                      1996          1995          1994
                                  -----------   -----------   -----------

GENERAL PARTNER:
    Balance, beginning of year    $  (669,272)  $  (608,182)  $  (529,152)
    Net loss for year                 (44,700)      (61,090)      (79,030)
                                  -----------   -----------   -----------

    Balance, end of year          $  (713,972)  $  (669,272)  $  (608,182)
                                  ===========   ===========   ===========


LIMITED PARTNERS:
    Balance, beginning of year    $46,351,686   $52,399,548   $60,223,523
    Net loss for year              (4,425,343)   (6,047,862)   (7,823,975)
                                  -----------   -----------   -----------

    Balance, end of year          $41,926,343   $46,351,686   $52,399,548
                                  ===========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                                   1996           1995          1994
                                                               -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(4,470,043)  $ (6,108,952)  $(7,903,005)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization                               13,404,578     14,265,096    15,037,554
    Amortization of interest rate protection contract               10,581        106,431       108,711
    Minority interest in consolidated loss                        (815,252)    (1,104,003)   (1,468,218)
    Decrease (increase) in trade receivables                      (337,634)      (795,486)      387,061
    Increase in deposits, prepaid expenses and
     deferred charges                                              (94,710)      (293,774)     (311,234)
    Increase (decrease) in advances from General Partner        (1,446,955)     1,598,093       268,774
    Increase (decrease) in trade accounts payable and
     accrued liabilities and subscriber prepayments                382,253       (267,355)      695,462
                                                               -----------   ------------   -----------

       Net cash provided by operating activities                 6,632,818      7,400,050     6,815,105
                                                               -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (6,682,122)    (6,438,682)   (5,071,767)
                                                               -----------   ------------   -----------

       Net cash used in investing activities                    (6,682,122)    (6,438,682)   (5,071,767)
                                                               -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       4,048,014     17,622,092       290,797
  Repayment of debt                                             (3,633,305)   (18,756,935)   (1,795,994)
                                                               -----------   ------------   -----------

       Net cash provided by (used in)
        financing activities                                       414,709     (1,134,843)   (1,505,197)
                                                               -----------   ------------   -----------

Increase (decrease) in cash                                        365,405       (173,475)      238,141

Cash, beginning of year                                            474,904        648,379       410,238
                                                               -----------   ------------   -----------

Cash, end of year                                              $   840,309   $    474,904   $   648,379
                                                               ===========   ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                 $ 3,788,839   $  4,852,445   $ 3,257,869
                                                               ===========   ============   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

        Formation and Business
        ----------------------

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

        Contributed Capital, Commissions and Syndication Costs
        ------------------------------------------------------

        The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contribution to partnership capital.

        Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

        All profits and losses of the Partnership are allocated 99 percent to
the limited partners and 1 percent to   Intercable, except for income or gain
from the sale or disposition of cable television properties, which will be
allocated to   the partners based upon the formula set forth in the
Partnership's partnership agreement and interest income earned prior to the
first   acquisition by the Partner- ship of a cable television system, which was allocated 100 percent to the limited partners.

        Formation of Joint Venture and Joint Venture Cable Television System
        --------------------------------------------------------------------
Acquisition
-----------

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

        Partnership Cable Television System Acquisitions
        ------------------------------------------------

        The Partnership acquired the cable television system serving Surfside, South Carolina (the "Surfside System") in 1988 and the cable television system serving Little Rock, California (the "Little Rock System") in 1989.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

        Accounting Records
        ------------------

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

        Purchase Price Allocation
        -------------------------

        Cable television system acquisitions were accounted for as purchases with the individual purchase prices allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and non compete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable (Note 3) and other system acquisition costs were capitalized and included in the cost of intangible assets.

        Principles of Consolidation
        ---------------------------

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

        Property, Plant and Equipment
        -----------------------------

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

        Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

        Intangible Assets
        -----------------

          Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                      1 - 28 years
               Subscriber lists                                          1 year
               Costs in excess of interests in net assets purchased     33 years

        Revenue Recognition
        -------------------

        Subscriber prepayments are initially deferred and recognized as revenue when earned.

        Reclassifications
        -----------------

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

        Brokerage Fees
        --------------

        The Jones Group, Ltd., a subsidiary of Intercable, performs brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Jones Group, Ltd. earned a fee totaling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988. $920,000 of such fee has been deferred until the sale of the Surfside System.

        Management Fees, Distribution Ratios and Reimbursements
        -------------------------------------------------------

        Intercable manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership and the Venture for the years ended December 31, 1996, 1995 and 1994 were $1,888,446, $1,722,188 and $1,604,214, respectively.

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

        The Partnership and the Venture reimburse Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and Venture and would have been incurred by the Partnership if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $2,504,431, $2,459,481 and $2,444,784, respectively.

        The Partnership and the Venture were charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership and the Venture by Intercable was $106,022, $145,929 and $960 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Payments to/from Affiliates for Programming Services
        ----------------------------------------------------

        The Partnership and the Venture receive programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

        Payments to Superaudio by the Partnership and the Venture totaled $52,687, $46,269 and $46,768, in 1996, 1995 and 1994, respectively. Payments to
Jones Education Company by the Partnership and Venture totaled $96,169, $83,895 and $57,330 in 1996, 1995 and 1994, respectively. Payments by the Partnership and Venture to Great American Country, Inc., which initiated service in 1996, totaled $71,929 in 1996.

        The Partnership and the Venture received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership and the Venture totaling $80,474, $54,759 and $31,126 in 1996, 1995 and 1994,
respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:


                                       1996           1995
                                   -------------  -------------

Cable distribution systems         $ 89,190,656   $ 82,906,681
Equipment and tools                   2,884,959      2,682,192
Office furniture and equipment        1,592,656      1,584,101
Buildings                             2,213,590      2,202,173
Vehicles                              1,025,629      1,535,784
Land                                  1,186,301      1,186,301
                                   ------------   ------------
                                     98,093,791     92,097,232

Less - accumulated depreciation     (48,820,169)   (43,489,032)
                                   ------------   ------------

Total                              $ 49,273,622   $ 48,608,200
                                   ============   ============

(5)    DEBT
       ----


Debt consists of the following:                             December 31,
                                                      -----------------------
                                                         1996         1995
                                                      -----------  -----------
Lending institutions-
  Term loan for the Venture                           $41,102,968  $40,365,468
  Revolving credit and term loan for the Partnership   15,300,000   15,600,000

Capital lease obligations                                 253,456      276,247
                                                      -----------  -----------

    Total                                             $56,656,424  $56,241,715
                                                      ===========  ===========

          In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At December 31, 1996, the balance outstanding was $41,102,968, leaving $1,397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.79 percent and 7.17 percent, respectively.

          In December 1995, the Partnership entered into a new reducing revolving credit facility with an available commitment of $18,000,000. At December 31, 1996, the balance outstanding was $15,300,000, leaving $2,700,000 available for future borrowings. On September 30, 1998, the maximum available on the reducing revolving credit facility begins to reduce quarterly until March 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/8 percent, the LIBOR plus 1-1/8 percent, or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.69 percent and 8.90 percent, respectively.

          Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are:

                Venture    Partnership     Total
              -----------  -----------  -----------

1997          $    47,882  $    28,155  $    76,037
1998               47,882       28,155       76,037
1999            5,450,848      478,157    5,929,005
2000            6,815,949    3,159,396    9,975,345
2001            8,500,000    3,600,000   12,100,000
Thereafter     20,400,000    8,100,000   28,500,000
              -----------  -----------  -----------

Total         $41,262,561  $15,393,863  $56,656,424
              ===========  ===========  ===========

          At December 31, 1996, substantially all of the Partnership's and the Venture's property, plant and equipment secured their respective indebtedness.

          At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)       INCOME TAXES
          ------------

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

(7)       COMMITMENTS AND CONTINGENCIES
          -----------------------------

          Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $40,356, $62,987 and $90,993, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001 and thereafter are as follows:


                    1997          $106,938
                    1998            85,478
                    1999            84,312
                    2000            83,912
                    2001            57,587
                    Thereafter     470,776
                                   -------
                                  $889,003
                                  ========


(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:



                                                  For the Year Ended December 31,
                                                 ----------------------------------
                                                    1996        1995        1994
                                                 ----------  ----------  ----------

Maintenance and repairs                          $  318,345  $  340,354  $  442,368
                                                 ==========  ==========  ==========

Taxes, other than income and payroll taxes       $  584,220  $  435,128  $  386,906
                                                 ==========  ==========  ==========

Advertising                                      $  295,082  $  275,739  $  228,144
                                                 ==========  ==========  ==========

Depreciation of property, plant and equipment    $6,186,168  $6,014,327  $6,000,478
                                                 ==========  ==========  ==========

Amortization of intangible assets                $7,218,410  $8,250,769  $9,037,076
                                                 ==========  ==========  ==========

(9)  OPERATING RESULTS OF SURFSIDE AND LITTLE ROCK SYSTEMS
     -----------------------------------------------------

          The results of operations of the Partnership's Surfside System and Little Rock System on a stand- alone basis are presented below. The Partnership's share of the Venture-owned Broward County System's operations is also presented.


                                                                       For the Year Ended December 31,
                                                                    ---------------------------------------
                                                                        1996          1995         1994
                                                                    ------------  ------------  -----------
Revenues                                                            $12,249,819   $10,974,255   $ 9,900,755

Operating expenses                                                   (6,918,196)   (6,061,604)   (5,796,460)
Management fees and allocated overhead from General Partner          (1,411,780)   (1,353,458)   (1,271,708)
Depreciation and amortization                                        (5,043,651)   (5,490,589)   (5,848,560)
                                                                    -----------   -----------   -----------

Operating loss                                                       (1,123,808)   (1,931,396)   (3,015,973)

Interest expense                                                     (1,082,104)   (1,189,677)     (935,926)
Other, net                                                              (71,074)      (18,071)       (1,545)
                                                                    -----------   -----------   -----------

Loss of the Surfside System and the Little Rock System               (2,276,986)   (3,139,144)   (3,953,444)

The Partnership's share of the loss of the Broward County System     (2,193,057)   (2,969,808)   (3,949,561)
                                                                    -----------   -----------   -----------

Net loss                                                            $(4,470,043)  $(6,108,952)  $(7,903,005)
                                                                    ===========   ===========   ===========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Cable TV Fund 14-A/B Venture:

        We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                              December 31,
                                                                      ----------------------------
           ASSETS                                                         1996           1995
           ------                                                     ------------   -------------
CASH                                                                  $    489,615   $    371,870

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $104,005 and $102,006 at December 31, 1996 and 1995, respectively         879,267      1,093,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                 55,892,778     52,012,981
 Less- accumulated depreciation                                        (27,437,977)   (24,307,885)
                                                                      ------------   ------------

                                                                        28,454,801     27,705,096

 Franchise costs and other intangible assets, net of accumulated amortization of $52,915,541 and $48,078,124 at December 31, 1996
  and 1995, respectively                                                28,071,425     32,908,842
                                                                      ------------   ------------

      Total investment in cable television properties                   56,526,226     60,613,938

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            381,950        367,781
                                                                      ------------   ------------

      Total assets                                                    $ 58,277,058   $ 62,447,556
                                                                      ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                           December 31,
                                                    ---------------------------
       LIABILITIES AND PARTNERS' CAPITAL                1996           1995
       ---------------------------------            ------------   ------------

LIABILITIES:
 Debt                                              $ 41,262,561   $ 40,530,652
 Jones Intercable, Inc. advances                        268,256      2,206,959
 Trade accounts payable and accrued liabilities       1,282,624      1,222,013
 Subscriber prepayments                                 481,774        497,780
                                                   ------------   ------------

       Total liabilities                             43,295,215     44,457,404
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
 Contributed capital                                 70,000,000     70,000,000
 Accumulated deficit                                (55,018,157)   (52,009,848)
                                                   ------------   ------------

                                                     14,981,843     17,990,152
                                                   ------------   ------------

       Total liabilities and partners' capital     $ 58,277,058   $ 62,447,556
                                                   ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                       Year Ended December 31,
                                                ---------------------------------------
                                                    1996          1995          1994
                                                -----------   -----------   -----------
REVENUES                                        $25,519,105   $23,469,505   $22,183,524

COSTS AND EXPENSES:
 Operating expenses                              14,148,533    12,620,209    12,878,438
 Management fees and allocated overhead from
  Jones Intercable, Inc.                          2,981,097     2,828,211     2,777,290
 Depreciation and amortization                    8,360,927     8,774,507     9,188,994
                                                -----------   -----------   -----------

OPERATING INCOME (LOSS)                              28,548      (753,422)   (2,661,198)
                                                -----------   -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                (3,006,847)   (3,371,524)   (2,728,034)
 Other, net                                         (30,010)       51,135       (28,547)
                                                -----------   -----------   -----------

      Total other income (expense)               (3,036,857)   (3,320,389)   (2,756,581)
                                                -----------   -----------   -----------

NET LOSS                                        $(3,008,309)  $(4,073,811)  $(5,417,779)
                                                ===========    ==========    ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------


                                          Year Ended December 31,
                                   ---------------------------------------
                                       1996          1995          1994
                                   -----------   -----------   -----------
CABLE TV FUND 14-A, LTD. (27%):
    Balance, beginning of year     $ 4,779,072   $ 5,883,075   $ 7,351,293
    Net loss for year                 (815,252)   (1,104,003)   (1,468,218)
                                   -----------   -----------   -----------

    Balance, end of year           $ 3,963,820   $ 4,779,072   $ 5,883,075
                                   ===========   ===========   ===========


CABLE TV FUND 14-B, LTD. (73%):
    Balance, beginning of year     $13,211,080   $16,180,888   $20,130,449
    Net loss for year               (2,193,057)   (2,969,808)   (3,949,561)
                                   -----------   -----------   -----------

    Balance, end of year           $11,018,023   $13,211,080   $16,180,888
                                   ===========   ===========   ===========

TOTAL:
    Balance, beginning of year     $17,990,152   $22,063,963   $27,481,742
    Net loss for year               (3,008,309)   (4,073,811)   (5,417,779)
                                   -----------   -----------   -----------

    Balance, end of year           $14,981,843   $17,990,152   $22,063,963
                                   ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     Year Ended December 31,
                                                              --------------------------------------
                                                                  1996          1995          1994
                                                              ------------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(3,008,309)  $(4,073,811)  $(5,417,779)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                8,360,927     8,774,507     9,188,994
   Amortization of interest rate protection agreement                 793        82,085        82,080
   Decrease (increase) in trade receivables                       214,700      (492,782)      225,591
   Decrease  (increase) in deposits, prepaid expenses
    and deferred charges                                         (408,380)     (193,197)     (206,491)
   Increase (decrease) in accounts payable, accrued
    liabilities and subscriber prepayments                         44,605      (187,604)      592,973
                                                              -----------   -----------   -----------

       Net cash provided by operating activities                5,204,336     3,909,198     4,465,368
                                                              -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                       (3,879,797)   (3,903,813)   (3,630,545)
                                                               ----------    ----------    ----------

     Net cash used in investing
       activities                                              (3,879,797)   (3,903,813)   (3,630,545)
                                                               ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                       3,612,576       108,593        71,380
 Repayment of debt                                             (2,880,667)   (1,849,862)   (1,261,189)
 Increase (decrease) in advances from
   Jones Intercable, Inc.                                      (1,938,703)    1,852,780       296,259
                                                               ----------    ----------    ----------

     Net cash provided by (used in)
       financing activities                                    (1,206,794)      111,511      (893,550)
                                                               ----------    ----------    ----------

Increase (decrease) in cash                                       117,745       116,896       (58,727)

Cash, beginning of year                                           371,870       254,974       313,701
                                                               ----------    ----------    ----------

Cash, end of year                                             $   489,615   $   371,870   $   254,974
                                                              ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                $ 2,929,302   $ 3,467,008   $ 2,454,391
                                                              ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)     ORGANIZATION AND PARTNERS' INTERESTS
        ------------------------------------

        Formation and Business
        ----------------------

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

        Contributed Capital
        -------------------

        The capitalization of the Venture is set forth in the accompanying Statements of Partners' Capital.

        All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their 27 and 73 percent interests in the Venture.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Accounting Records
        ------------------

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns are also prepared on the accrual basis.

        The preparation of financial statements in conformity with generally accepted accounting principles requires Intercable's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Purchase Price Allocation
        -------------------------

        The Broward County System acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and noncompete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable and other system acquisition costs were capitalized and included in the cost of intangible assets.

        Property, Plant and Equipment
        -----------------------------

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

        Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

        Intangible Assets
        -----------------

        Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                       1 - 6 years
               Subscriber lists                                          2 years
               Costs in excess of interests in net assets purchased     32 years

        Revenue Recognition
        -------------------

        Subscriber prepayments are initially deferred and recognized as revenue when earned.

        Reclassifications
        -----------------

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)     TRANSACTIONS WITH AFFILIATES
        ----------------------------

        Management Fees and Reimbursements
        ----------------------------------

        Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1996, 1995 and 1994 were $1,275,955, $1,173,475 and $1,109,176, respectively.

        The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $1,705,142, $1,654,736 and $1,668,114, respectively.

        The Venture was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $122,224, $155,659 and $960 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Payments to/from Affiliates for Programming Services
        ----------------------------------------------------

        The Venture receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

        Payments to Superaudio totaled $34,421, $30,171 and $30,631 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $37,113, $32,268 and $33,445 in 1996, 1995 and 1994, respectively. Payments to
Great American Country, Inc., which initiated service in 1996, totaled $47,590 in 1996.

        The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $49,973, $23,430 and $23,856 in 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:


                                           December 31,
                                   ----------------------------
                                        1996           1995
                                   ------------   ------------
Cable distribution systems         $ 49,591,013   $ 45,655,600
Equipment and tools                   1,899,148      1,749,450
Office furniture and equipment        1,149,554      1,150,940
Buildings                             1,870,430      1,869,631
Vehicles                                651,766        856,493
Land                                    730,867        730,867
                                   ------------   ------------
                                     55,892,778     52,012,981

Less - accumulated depreciation     (27,437,977)   (24,307,885)
                                   ------------   ------------

                                   $ 28,454,801   $ 27,705,096
                                   ============   ============


(5) DEBT
    ----


    Debt consists of the following:         December 31,
                                   ---------------------------
                                       1996           1995
                                   ------------   ------------
Lending institutions-
Revolving credit and term loan     $ 41,102,968   $ 40,365,468

Capital lease obligations               159,593        165,184
                                   ------------   ------------

                                   $ 41,262,561   $ 40,530,652
                                   ============   ============

          In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At December 31, 1996, the balance outstanding was $41,102,968, leaving $1,397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.79 percent and 7.17 percent, respectively.

          Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $47,882, $47,882, $5,450,848, $6,815,949, $8,500,000 and $20,400,000. At December 31,
1996, substantially all of the Venture's property, plant and equipment secured the above indebtedness.

          At December 31, 1996, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)  INCOME TAXES
     ------------

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

(7)     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $21,762, $22,680 and $49,856, respectively for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001 and thereafter are as follows:

1997          $ 57,708
1998            51,878
1999            50,712
2000            50,712
2001            50,712
Thereafter     462,776
              --------

              $724,498
               =======

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------


     Supplementary profit and loss information is presented below:


                                                                     Year Ended December 31,
                                                                 ----------------------------------
                                                                    1996        1995        1994
                                                                 ----------  ----------  ----------

Maintenance and repairs                                          $  163,219  $  204,878  $  238,893
                                                                 ==========  ==========  ==========

Taxes, other than income and payroll taxes                       $  425,691  $  268,757  $  258,369
                                                                 ==========  ==========  ==========

Advertising                                                      $  197,237  $  152,727  $  157,998
                                                                 ==========  ==========  ==========

Depreciation of property, plant and equipment                    $3,523,510  $3,429,925  $3,315,438
                                                                 ==========  ==========  ==========

Amortization of intangible assets                                $4,837,417  $5,344,582  $5,873,556
                                                                 ==========  ==========  ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

               The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

               Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
               Derek H. Burney          57  Vice Chairman of the Board
               James B. O'Brien         47  President and Director
               Ruth E. Warren           47  Group Vice President/Operations
               Kevin P. Coyle           45  Group Vice President/Finance
               Christopher J. Bowick    41  Group Vice President/Technology
               George H. Newton         62  Group Vice President/Telecommunications
               Raymond L. Vigil         50  Group Vice President/Human Resources
               Cynthia A. Winning       45  Group Vice President/Marketing
               Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
               Larry W. Kaschinske      37  Vice President/Controller
               Robert E. Cole           64  Director
               William E. Frenzel       68  Director
               Donald L. Jacobs         58  Director
               James J. Krejci          55  Director
               John A. MacDonald        43  Director
               Raphael M. Solot         63  Director
               Howard O. Thrall         49  Director
               Siim A. Vanaselja        40  Director
               Sanford Zisman           57  Director
               Robert B. Zoellick       43  Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the

     American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc and certain subsidiaries of Bell Canada International.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

          Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

          Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

          Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr Krajci has been a Director of the General Partner since August 1987.

          Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with and emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr Thrall is Senior Vice President-Corporate Development for First Naitonal Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for

     Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership or the Venture as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

     Transactions with the General Partner

          The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

          The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

     Transactions with Affiliates

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $80,474 for the year ended December 31, 1996. Revenues received by the Venture from the PIN Venture relating the Venture's owned cable television systems totaled approximately $49,973 for the year ended December 31, 1996.

          The charges to the Partnership and to the Venture for related party transactions are as follows for the periods indicated:

                                             For the Year Ended December 31,
                                          -------------------------------------
Cable TV Fund 14-B                           1996         1995         1994
------------------                        -----------  -----------  -----------
Management fees                            $1,888,466   $1,722,188   $1,604,214
Allocation of expenses                      2,504,431    2,459,481    2,444,784
Interest expense                              106,022      145,929          960
Amount of advances outstanding                449,094    1,896,049      297,956
Highest amount of advances outstanding      3,058,834    1,896,049      297,956
Programming fees:
      Jones Education Company                  96,169       83,895       57,330
      Great American Country                   24,339            0            0
      Superaudio                               52,687       46,269       46,768



                                             For the Year Ended December 31,
                                           ------------------------------------
Cable TV Fund 14-A/B Venture                  1996         1995         1994
----------------------------               ----------   ----------   ----------
Management fees                            $1,275,955   $1,173,475   $1,109,176
Allocation of expenses                      1,705,142    1,654,736    1,668,114
Interest expense                              122,224      155,659          960
Amount of advances outstanding                268,256    2,206,959      354,179
Highest amount of advances outstanding      2,206,959    2,206,959      354,179
Programming fees:
      Jones Education Company                  37,113       32,268       27,751
      Great American Country                   47,590            0            0
      Superaudio                               34,421       30,171       30,631


                                    PART IV.
                                    -------

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

       (a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

          3.                 The following exhibits are filed herewith.

          4.1                Limited Partnership Agreement for Cable TV Fund
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

          10.1.12 Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise. (4)

          10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B). (4)

          10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Horry, South Carolina (Fund 14-B). (5)

          10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Myrtle Beach Air Force Base, South Carolina (Fund 14-B). (5)

          10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Pawley's Island, South Carolina (Fund 14-B). (5)

          10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Surfside Beach, South Carolina (Fund 14-B). (4)

          10.2.1 Credit Agreement dated as of December 28, 1995 among Cable TV Fund 14-B, Ltd. and Credit Lyonnais Caymand Island Branch, as agent for various lenders. (Fund 14-B) (10)

          10.2.2 Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

          10.2.3 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (7)

          10.2.4 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (7)

          10.2.5 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (9)

          10.2.6 Fourth Letter Amendment dated June 24, 1996 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

          10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B) (8)

          27                 Financial Data Schedule
       __________
          (1)                Incorporated by reference from Registrant's Annual
                             Report on Form 10-K for fiscal year ended December
                             31, 1987 (Commission File Nos. 0-15378 and 0-16200)

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

          (7) Incorporated by reference from Registrants' Current Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0-15378 and 0-16200)

          (8) Incorporated by reference from Registrants' Current Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

          (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994

          (10) Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1995

(b)                          Reports on Form 8-K
                             -------------------
                             None.

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

                                      CABLE TV FUND 14-B, LTD.
                                      a Colorado limited partnership
                                      By:  Jones Intercable, Inc.


                                      By: /s/ Glenn R. Jones
                                          --------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
     Dated: March 24, 1997                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By: /s/ Glenn R. Jones
                                          --------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
     Dated: March 24, 1997                 (Principal Executive Officer)


                                      By: /s/ Kevin P. Coyle
                                          --------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
     Dated: March 24, 1997                 (Principal Financial Officer)


                                      By: /s/ Larry Kaschinske
                                          --------------------------------
                                           Larry Kaschinske
                                           Vice President/Controller
     Dated: March 24, 1997                 (Principal Accounting Officer)


                                      By: /s/ James B. O'Brien
                                          --------------------------------
                                           James B. O'Brien
     Dated: March 24, 1997                 President and Director


                                      By: /s/ Derek H. Burney
                                          --------------------------------
                                           Derek H. Burney
     Dated: March 24, 1997                 Director


                                      By: /s/ Robert E. Cole
                                          --------------------------------
                                           Robert E. Cole
     Dated: March 24, 1997                 Director

                                      By: /s/ William E. Frenzel
                                          --------------------------------
                                           William E. Frenzel
     Dated: March 24, 1997                 Director


                                      By: /s/ Donald L. Jacobs
                                          --------------------------------
                                           Donald L. Jacobs
     Dated: March 24, 1997                 Director


                                      By: /s/ James J. Krejci
                                          --------------------------------
                                           James J. Krejci
     Dated: March 24, 1997                 Director


                                      By:
                                          --------------------------------
                                           John A. MacDonald
     Dated: March 24, 1997                 Director


                                      By: /s/ Raphael M. Solot
                                          --------------------------------
                                           Raphael M. Solot
     Dated: March 24, 1997                 Director


                                      By:
                                          --------------------------------
                                           Howard O. Thrall
     Dated: March 24, 1997                 Director


                                      By: /s/ Siim A. Vanaselja
                                          --------------------------------
                                           Siim A. Vanaselja
     Dated: March 24, 1997                 Director


                                      By: /s/ Sanford Zisman
                                          --------------------------------
                                           Sanford Zisman
     Dated: March 24, 1997                 Director


                                      By: /s/ Robert B. Zoellick
                                          --------------------------------
                                           Robert B. Zoellick
     Dated: March 24, 1997                 Director