Form 10-Q
period 1997-03-31
CABLE TV FUND 14 B LTD
filed 1997-05-13
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended March 31, 1997
                               --------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _______________ to ______________


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

Yes    X                                                              No
    -------                                                              -------

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                              March 31,    December 31,
                           ASSETS                                               1997           1996
                           ------                                          -------------  -------------

CASH                                                                       $  1,251,084   $    840,309

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $121,092 and $140,879 at March 31, 1997 and December 31, 1996,
    respectively                                                              1,033,096      2,077,493

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                   99,538,670     98,093,791
    Less- accumulated depreciation                                          (50,307,640)   (48,820,169)
                                                                           ------------   ------------

                                                                             49,231,030     49,273,622

    Franchise costs and other intangible assets, net of accumulated amortization of $79,538,333 and $77,746,909 at March 31, 1997
      and December 31, 1996, respectively                                    51,501,965     53,293,389
                                                                           ------------   ------------

                        Total investment in cable television properties     100,732,995    102,567,011

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 601,145        430,596
                                                                           ------------   ------------

                        Total assets                                       $103,618,320   $105,915,409
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                            March 31,     December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)             1997           1996
      -------------------------------------------        -------------  -------------

LIABILITIES:
 Debt                                                     $ 56,425,919   $ 56,656,424
 General Partner advances                                       99,672        449,094
 Deferred brokerage fee                                        920,000        920,000
 Trade accounts payable and accrued liabilities              1,555,541      2,151,254
 Subscriber prepayments                                        567,828        562,446
                                                          ------------   ------------

     Total liabilities                                      59,568,960     60,739,218
                                                          ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
 JOINT VENTURE                                               3,802,688      3,963,820
                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                            1,000          1,000
  Accumulated deficit                                         (724,629)      (714,972)
                                                          ------------   ------------

                                                              (723,629)      (713,972)
                                                          ------------   ------------

 Limited Partners-
  Net contributed capital (261,353 units
   outstanding at March 31, 1997 and
   December 31, 1996)                                      112,127,301    112,127,301
  Accumulated deficit                                      (71,157,000)   (70,200,958)
                                                          ------------   ------------

                                                            40,970,301     41,926,343
                                                          ------------   ------------

     Total liabilities and partners' capital (deficit)    $103,618,320   $105,915,409
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                              For the Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                   1997           1996
                                                              -------------   -----------
REVENUES                                                        $10,065,778   $ 9,168,839

COSTS AND EXPENSES:
 Operating expenses                                               5,707,802     5,202,001
 Management fees and allocated overhead from General Partner      1,191,176     1,078,973
 Depreciation and amortization                                    3,391,164     3,308,636
                                                                -----------   -----------

OPERATING LOSS                                                     (224,364)     (420,771)
                                                                -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                                  (953,184)   (1,075,042)
 Other, net                                                          50,717        33,994
                                                                -----------   -----------

  Total other income (expense), net                                (902,467)   (1,041,048)
                                                                -----------   -----------

CONSOLIDATED LOSS BEFORE MINORITY INTEREST                       (1,126,831)   (1,461,819)

MINORITY INTEREST IN CONSOLIDATED LOSS                              161,132       221,977
                                                                -----------   -----------

NET LOSS                                                        $  (965,699)  $(1,239,842)
                                                                ===========   ===========

ALLOCATION OF NET LOSS:
 General Partner                                                $    (9,657)  $   (12,398)
                                                                ===========   ===========

 Limited Partners                                               $  (956,042)  $(1,227,444)
                                                                ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                $(3.66)       $(4.70)
                                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                                      261,353       261,353
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                             For the Three Months Ended
                                                                     March 31,
                                                             --------------------------

                                                                  1997          1996
                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (965,699)  $(1,239,842)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                             3,391,164     3,308,636
      Amortization of interest rate protection contract             3,789             -
      Minority interest in consolidated loss                     (161,132)     (221,977)
      Decrease in trade receivables                             1,044,397       379,338
      Increase in deposits, prepaid expenses and
        deferred charges                                         (286,607)     (243,608)
      Increase (decrease) in General Partner advances            (349,422)    1,162,785
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                   (590,331)     (190,790)
                                                              -----------   -----------

                 Net cash provided by operating activities      2,086,159     2,954,542
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (1,444,879)   (1,468,044)
                                                              -----------   -----------

                 Net cash used in investing activities         (1,444,879)   (1,468,044)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        400,000             -
  Repayment of debt                                              (630,505)   (1,502,477)
                                                              -----------   -----------

                 Net cash used in financing activities           (230,505)   (1,502,477)
                                                              -----------   -----------

Increase (decrease) in cash                                       410,775       (15,979)

Cash, beginning of period                                         840,309       474,904
                                                              -----------   -----------

Cash, end of period                                           $ 1,251,084   $   458,925
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $ 1,237,731   $ 1,216,903
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended March 31, 1997 and 1996 were $503,289 and $458,442, respectively.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $687,887 and $620,531, respectively.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                              March 31, 1997     December 31, 1996
                                                              --------------     -----------------
              ASSETS
              ------

Cash and accounts receivable                                    $  1,766,885       $  1,368,882

Investment in cable television properties                         55,406,992         56,526,226

Other assets                                                         569,753            381,950
                                                                ------------       ------------

       Total assets                                             $ 57,743,630       $ 58,277,058
                                                                ============       ============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Debt                                                            $ 41,644,430       $ 41,262,561

Payables and accrued liabilities                                   1,711,941          2,032,654

Partners' contributed capital                                     70,000,000         70,000,000

Accumulated deficit                                              (55,612,741)       (55,018,157)
                                                                ------------       ------------

       Total liabilities and partners' capital                  $ 57,743,630       $ 58,277,058
                                                                ============       ============


                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                   1997          1996
                                                              ------------    ----------
Revenues                                                        $6,844,105    $6,260,965

Operating expenses                                               3,833,754     3,515,716

Management fees and allocated overhead from General Partner        813,632       735,844

Depreciation and amortization                                    2,121,717     2,061,381

Operating income (loss)                                             75,002       (51,976)

Interest expense                                                  (703,657)     (801,691)

Other, net                                                          34,071        34,490
                                                                ----------    ----------

       Net loss                                                 $ (594,584)   $ (819,177)
                                                                ==========    ==========


       Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $342,205 and $471,427, respectively, for the three month period ended March 31, 1997, and $313,048 and $422,796, respectively, for the three month period ended March 31, 1996.

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

The Partnership-

       For the three months ended March 31, 1997, the Surfside System and Little Rock System generated net cash from operating activities totaling $967,486, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $534,000 on capital additions in its wholly-owned Surfside and Little Rock Systems during the first quarter of 1997.
Service drops to homes accounted for approximately 47 percent of these expenditures and new plant construction accounted for approximately 31 percent. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $3,564,000. Approximately 34 percent is designated for rebuild construction and approximately 33 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 19 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. These expenditures are necessary to maintain the value of the Partnership's systems. Funding for these improvements will be provided by cash on hand, cash generated from operations and borrowings under the Partnership's credit facility.

       In December 1995, the Partnership entered into a reducing revolving credit facility with an available commitment of $18,000,000. At March 31, 1997, the balance outstanding was $14,700,000, leaving $3,300,000 available for future borrowings. On September 30, 1998, the maximum available on the reducing revolving credit facility begins to reduce quarterly until December 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/8 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/8 percent, or the Certificate of Deposit Rate ("CD Rate") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.66 percent and 6.84 percent, respectively.

       The General Partner believes that the Partnership's wholly owned systems have sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under the reducing revolving credit facility to service their presently anticipated needs.

The Venture-

       For the three months ended March 31, 1997, the Venture generated net cash from operating activities totaling $1,118,673, which is available to fund capital expenditures and non-operating costs. During the first three months of 1997, capital expenditures in the Venture-owned Broward County System totaled approximately $911,000. Approximately 45 percent of these expenditures related to service drops to homes. Approximately 33 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $3,000,000. Approximately 43 percent will relate to service drops to homes. Approximately 38 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and borrowings under the Venture's credit facility.

       In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003, when the amount available will be zero.

At March 31, 1997, the balance outstanding was $41,503,000, leaving $997,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.77 percent and 6.63 percent, respectively.

       The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings under its credit facility to service its current needs.

RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                                                         For the Three Months Ended March 31, 1997
                                                                                        ------------------------------------------
                                                                                        Partnership       Venture
                                                                                           Owned           Owned      Consolidated
                                                                                        -----------    -------------  -------------

Revenues                                                                                  $3,221,673     $6,844,105    $10,065,778

Operating expenses                                                                        $1,874,048     $3,833,754    $ 5,707,802

Management fees and allocated overhead from General Partner                               $  377,544     $  813,632    $ 1,191,176

Depreciation and amortization                                                             $1,269,447     $2,121,717    $ 3,391,164

Operating income (loss)                                                                   $ (299,366)    $   75,002    $  (224,364)

Interest expense                                                                          $ (249,527)    $ (703,657)   $  (953,184)

Consolidated loss before minority interest                                                $ (532,247)    $ (594,584)   $(1,126,831)

Minority interest in consolidated loss                                                    $        -     $  161,132    $   161,132

Net loss                                                                                  $ (532,247)    $ (433,452)   $  (965,699)

                                                                                         For the Three Months Ended March 31, 1996
                                                                                        ------------------------------------------
                                                                                        Partnership       Venture
                                                                                           Owned           Owned      Consolidated
                                                                                        -----------    -------------  -------------

Revenues                                                                                  $2,907,874     $6,260,965    $ 9,168,839

Operating expenses                                                                        $1,686,285     $3,515,716    $ 5,202,001

Management fees and allocated overhead from General Partner                               $  343,129     $  735,844    $ 1,078,973

Depreciation and amortization                                                             $1,247,255     $2,061,381    $ 3,308,636

Operating loss                                                                            $ (368,795)    $  (51,976)   $  (420,771)

Interest expense                                                                          $ (273,351)    $ (801,691)   $(1,075,042)

Consolidated loss before minority interest                                                $ (642,642)    $ (819,177)   $(1,461,819)

Minority interest in consolidated loss                                                    $        -     $  221,977    $   221,977

Net loss                                                                                  $ (642,642)    $ (597,200)   $(1,239,842)


Partnership owned -
-----------------

       Revenues of the Partnership's Surfside System and Little Rock System increased $313,799, or approximately 11 percent, to $3,221,673 for the three months ended March 31, 1997, from $2,907,874 for the comparable 1996 period. Basic service rate increases accounted for approximately 30 percent of the increase in revenues. The number of basic subscribers totaled 26,856 at March 31, 1997 compared to 26,026 at March 31, 1996, an increase of 830, or approximately 3 percent. This increase in basic subscribers accounted for approximately 20 percent of the increase in revenues. Increases in advertising activity accounted for approximately 24 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses increased $187,763, or approximately 11 percent, to $1,874,048 for the three months ended March 31, 1997, from $1,686,285 for the comparable 1996 period. Operating expenses represented approximately 58 percent of revenue for both 1997 and 1996. This increase in operating expenses was primarily due to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $126,036, or approximately 10 percent, to $1,347,625 for the three months ended March 31, 1997 from $1,221,589 for the comparable 1996 period due to the increase in revenues exceeding the increases in operating expenses.

       Management fees and allocated overhead from the General Partner increased $34,415, or approximately 10 percent, to $377,544 for the three months ended March 31, 1997 from $343,129 for the comparable 1996 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

       Depreciation and amortization expense increased $22,192, or approximately 2 percent, to $1,269,447 for the three months ended March 31, 1997 from $1,247,255 for the comparable 1996 period. This increase was due to capital additions to the Partnership's asset base.

       Operating loss decreased $69,429, or approximately 19 percent, to $299,366 for the three months ended March 31, 1997 from $368,795 for the comparable 1996 period. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

       Interest expense decreased $23,824, or approximately 9 percent, to $249,527 for the three months ended March 31, 1997 from $273,351 for the comparable 1996 period. This decrease was due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

       Net loss decreased $110,395, or approximately 17 percent, to $532,247 for the three months ended March 31, 1997 from $642,642 for the comparable 1996 period. These losses were primarily the result of the factors discussed above.

Venture owned -
-------------

       In addition to its ownership of the Surfside System and the Little Rock System, the Partnership owns a 73 percent interest in the Venture.

       Revenues of the Venture's Broward County System increased $583,140, or approximately 9 percent, to $6,844,105 for the three months ended March 31, 1997, from $6,260,965 for the comparable 1996 period. Basic service rate increases accounted for approximately 30 percent of the increase in revenues. The number of basic subscribers totaled 52,042 at March 31, 1997 compared to 50,965 at March 31, 1996, an increase of 1,077, or approximately 2 percent. This increase in basic subscribers accounted for approximately 14 percent of the increase in revenues. An increase in advertising activity accounted for approximately 27 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

       Operating expenses increased $318,038, or approximately 9 percent, to $3,833,754 for the three months ended March 31, 1997 from $3,515,716 for the comparable 1996 period. Operating expenses represented approximately 56 percent of revenue for both 1997 and 1996. This increase in operating expenses was due primarily to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses.

       Operating cash flow increased $265,102, or approximately 10 percent, to $3,010,351 for the three months ended March 31, 1997 from $2,745,249 for the comparable 1996 period due to the increase in revenues exceeding the increase in operating expenses.

       Management fees and allocated overhead from Jones Intercable, Inc. increased $77,788, or approximately 11 percent, to $813,632 for the three months ended March 31, 1997 from $735,844 for the comparable 1996 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Jones Intercable, Inc.

       Depreciation and amortization expense increased $60,336, or approximately 3 percent, to $2,121,717 for the three months ended March 31, 1997 from $2,061,381 for the comparable 1996 period. This increase was attributable to capital additions to the Venture's asset base.

       For the three months ended March 31, 1997, the Venture had operating income of $75,002 compared to an operating loss of $51,976 for the three months ended March 31, 1996. This change was due to the increase in revenues exceeding the increases in operating expenses, depreciation and amortization expenses and management fees and allocated overhead from Jones Intercable, Inc.

       Interest expense decreased $98,034, or approximately 12 percent, to $703,657 for the three months ended March 31, 1997 from $801,691 for the comparable 1996 period due to lower outstanding balances on interest bearing obligations.

       Net loss decreased $224,593, or approximately 27 percent, to $594,584 for the three months ended March 31, 1997 from $819,177 for the comparable 1996 period. These losses were primarily the result of the factors discussed above.

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



Dated:  May 13, 1997