Form 10-Q
period 1997-06-30
CABLE TV FUND 14 B LTD
filed 1997-08-13
CIK 821480

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
                                       or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ----------------  ----------------


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                         June 30,     December 31,
                         ASSETS                                            1997           1996
                         ------                                        ------------   ------------
CASH                                                                   $    996,925   $    840,309

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $112,694 and $140,879 at June 30, 1997 and December 31, 1996,
    respectively                                                          1,763,988      2,077,493

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                              101,171,830     98,093,791
    Less- accumulated depreciation                                      (51,921,271)   (48,820,169)
                                                                       ------------   ------------

                                                                         49,250,559     49,273,622

    Franchise costs and other intangible assets, net of accumulated amortization of $81,330,757 and $77,746,909 at June 30, 1997
      and December 31, 1996, respectively                                49,709,541     53,293,389
                                                                       ------------   ------------

                  Total investment in cable television properties        98,960,100    102,567,011

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             807,488        430,596
                                                                       ------------   ------------

                  Total assets                                         $102,528,501   $105,915,409
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                         June 30,     December 31,
           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1997           1996
           -------------------------------------------                 ------------   ------------
LIABILITIES:
    Debt                                                               $ 55,596,852   $ 56,656,424
    General Partner advances                                                405,103        449,094
    Deferred brokerage fee                                                  920,000        920,000
    Trade accounts payable and accrued liabilities                        1,903,365      2,151,254
    Subscriber prepayments                                                  610,258        562,446
                                                                       ------------   ------------

                  Total liabilities                                      59,435,578     60,739,218
                                                                       ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                         3,646,921      3,963,820
                                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                   1,000          1,000
        Accumulated deficit                                                (732,636)      (714,972)
                                                                       ------------   ------------

                                                                           (731,636)      (713,972)
                                                                       ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at June 30, 1997 and
            December 31, 1996)                                          112,127,301    112,127,301
        Accumulated deficit                                             (71,949,663)   (70,200,958)
                                                                       ------------   ------------

                                                                         40,177,638     41,926,343
                                                                       ------------   ------------

                  Total liabilities and partners' capital (deficit)    $102,528,501   $105,915,409
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                               For the Three Months Ended    For the Six Months Ended
                                                       June 30,                      June 30,
                                               --------------------------    ------------------------
                                                   1997           1996          1997          1996
                                               -----------    -----------   -----------   -----------
REVENUES                                       $10,350,148    $ 9,328,043   $20,415,926   $18,496,882

COSTS AND EXPENSES:
  Operating expenses                             5,792,380      5,089,939    11,500,182    10,291,940
  Management fees and allocated overhead
    from General Partner                         1,059,667      1,084,681     2,250,843     2,163,654
  Depreciation and amortization                  3,462,605      3,306,364     6,853,769     6,615,000
                                               -----------    -----------   -----------   -----------

OPERATING INCOME (LOSS)                             35,496       (152,941)     (188,868)     (573,712)
                                               -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (977,736)      (961,117)   (1,930,920)   (2,036,159)
  Other, net                                       (14,197)        64,130        36,520        98,124
                                               -----------    -----------   -----------   -----------

         Total other income (expense), net        (991,933)      (896,987)   (1,894,400)   (1,938,035)
                                               -----------    -----------   -----------   -----------

CONSOLIDATED LOSS BEFORE
  MINORITY INTEREST                               (956,437)    (1,049,928)   (2,083,268)   (2,511,747)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                                155,767        147,859       316,899       369,836
                                               -----------    -----------   -----------   -----------

NET LOSS                                       $  (800,670)   $  (902,069)  $(1,766,369)  $(2,141,911)
                                               ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                              $    (8,007)   $    (9,021)  $   (17,664)  $   (21,419)
                                               ===========    ===========   ===========   ===========

  Limited Partners                             $  (792,663)   $  (893,048)  $(1,748,705)  $(2,120,492)
                                               ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                  $(3.03)        $(3.41)       $(6.69)       $(8.11)
                                               ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                261,353        261,353       261,353       261,353
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                     -------------------------
                                                                         1997          1996
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,766,369)  $(2,141,911)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                    6,853,769     6,615,000
      Minority interest in consolidated net loss                        (316,899)     (369,836)
      Decrease in trade receivables                                      313,505       206,807
      Increase in deposits, prepaid expenses and deferred charges       (545,711)      (93,103)
      Decrease in General Partner advances                               (43,991)   (1,896,049)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                          (200,077)     (254,254)
                                                                     -----------   -----------

         Net cash provided by operating activities                     4,294,227     2,066,654
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (3,078,039)   (3,128,811)
                                                                     -----------   -----------

         Net cash used in investing activities                        (3,078,039)   (3,128,811)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             1,006,551     3,300,000
  Repayment of debt                                                   (2,066,123)   (2,042,318)
                                                                     -----------   -----------

         Net cash provided by (used in) financing activities          (1,059,572)    1,257,682
                                                                     -----------   -----------

Increase in cash                                                         156,616       195,525

Cash, beginning of period                                                840,309       474,904
                                                                     -----------   -----------

Cash, end of period                                                  $   996,925   $   670,429
                                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $ 2,176,869   $ 2,281,103
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward System"). The Partnership directly owns the cable television systems serving Surfside, South Carolina (the "Surfside System") and Littlerock, California (the "Littlerock System"). Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated.

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and six month periods ended June 30, 1997 were $517,507 and $1,020,796, respectively, compared to $466,402 and $924,844, respectively, for the similar 1996 periods.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $542,160 and $1,230,047, respectively, compared to $618,279 and $1,238,810, respectively, for the similar 1996 periods.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                 June 30, 1997   December 31, 1996
                                                 -------------   -----------------
               ASSETS
               ------
Cash and accounts receivable                     $  1,750,933        $  1,368,882

Investment in cable television properties          54,170,740          56,526,226

Other assets                                          652,291             381,950
                                                 ------------        ------------

     Total assets                                $ 56,573,964        $ 58,277,058
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $ 40,793,563        $ 41,262,561

Payables and accrued liabilities                    1,967,929           2,032,654

Partners' contributed capital                      70,000,000          70,000,000

Accumulated deficit                               (56,187,528)        (55,018,157)
                                                 ------------        ------------

     Total liabilities and partners' capital     $ 56,573,964        $ 58,277,058
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                        For the Three Months Ended   For the Six Months Ended
                                                   June 30,                  June 30,
                                        --------------------------  -------------------------
                                             1997         1996         1997          1996
                                          ----------   ----------   -----------   -----------
Revenues                                  $6,934,990   $6,272,821   $13,779,095   $12,533,786

Operating expenses                         3,877,200    3,398,184     7,710,954     6,913,900

Management fees and allocated overhead
  from General Partner                       720,372      732,724     1,534,004     1,468,568

Depreciation and amortization              2,182,538    2,059,297     4,304,255     4,120,678
                                          ----------   ----------   -----------   -----------

Operating income                             154,880       82,616       229,882        30,640

Interest expense                            (719,372)    (690,065)   (1,423,029)   (1,491,756)

Other, net                                   (10,295)      61,917        23,776        96,407
                                          ----------   ----------   -----------   -----------

         Net loss                         $ (574,787)  $ (545,532)  $(1,169,371)  $(1,364,709)
                                          ==========   ==========   ===========   ===========

         Management fees paid to the General Partner by the Venture totaled $346,750 and $688,955, respectively, for the three and six month periods ended June 30, 1997, compared to $313,641 and $626,689, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $373,622 and $845,049, respectively, for the three and six month periods ended June 30, 1997, compared to $419,083 and $841,879, respectively, for the similar 1996 periods.

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

     It is the Managing General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the Managing General Partner's policy, the Partnership's and Venture's systems are being marketed for sale. There is no assurance as to the timing or terms of any sale.

The Partnership-

     For the six months ended June 30, 1997, the Surfside and Littlerock Systems generated net cash from operating activities totaling $2,098,427, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,266,000 on capital additions in its wholly owned Surfside and Littlerock Systems during the first six months of 1997. New plant construction accounted for approximately 35 percent of these expenditures and service drops to homes accounted for approximately 33 percent. Upgrade of cable plant accounted for approximately 18 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $2,961,000. Upgrade of cable plant is expected to account for approximately 35 percent of these expenditures. Approximately 29 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 17 percent. The remainder of these expenditures is for various enhancements in each of the Partnership's systems. These expenditures are necessary to maintain the value of the Partnership's systems. Funding for these improvements will be provided by cash on hand, cash generated from operations and, if necessary, borrowings under the Partnership's credit facility.

     The Partnership has a reducing revolving credit facility with an available commitment of $18,000,000. At June 30, 1997, the balance outstanding was $14,700,000, leaving $3,300,000 available for future borrowings. On September 30, 1998, the maximum amount available begins to reduce quarterly until December 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate plus 1/8 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/8 percent, or the Certificate of Deposit Rate (the "CD Rate") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 6.88 percent and 6.74 percent, respectively.

     The General Partner believes that the Partnership's wholly owned systems have sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to meet their presently anticipated needs.

The Venture-

     For the six months ended June 30, 1997, the Venture generated net cash from operating activities totaling $2,195,800, which is available to fund capital expenditures and non-operating costs. During the first six months of 1997, capital expenditures in the Venture-owned Broward County System totaled approximately $1,812,000. Approximately 44 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $2,072,000. Approximately 41 percent will relate to service drops to homes. Approximately 39 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and, if necessary, borrowings under the Venture's credit facility.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At June 30, 1997, the balance outstanding was $40,603,000, leaving $1,897,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.06 percent and 6.74 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its current needs.

RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                For the Three Months Ended June 30, 1997
                                               -------------------------------------------
                                                Partnership      Venture
                                                   Owned          Owned      Consolidated
                                               -------------  -------------  -------------

Revenues                                         $3,415,158     $6,934,990    $10,350,148

Operating expenses                                1,915,180      3,877,200      5,792,380

Management fees and allocated
 overhead from General Partner                      339,295        720,372      1,059,667

Depreciation and amortization                     1,280,067      2,182,538      3,462,605
                                                 ----------     ----------    -----------

Operating income (loss)                            (119,384)       154,880         35,496
                                                 ----------     ----------    -----------

Interest expense                                   (258,364)      (719,372)      (977,736)

Other, net                                           (3,902)       (10,295)       (14,197)
                                                 ----------     ----------    -----------

Consolidated loss before minority interest         (381,650)      (574,787)      (956,437)

Minority interest in consolidated loss                    -        155,767        155,767
                                                 ----------     ----------    -----------

Net loss                                         $ (381,650)    $ (419,020)   $  (800,670)
                                                 ==========     ==========    ===========


                                                  For the Three Months Ended June 30, 1996
                                               -------------------------------------------
                                               Partnership        Venture
                                                  Owned            Owned      Consolidated
                                               ------------    -----------    ------------

Revenues                                         $3,055,222     $6,272,821    $ 9,328,043

Operating expenses                                1,691,755      3,398,184      5,089,939

Management fees and allocated
 overhead from General Partner                      351,957        732,724      1,084,681

Depreciation and amortization                     1,247,067      2,059,297      3,306,364
                                                 ----------     ----------    -----------

Operating income (loss)                            (235,557)        82,616       (152,941)
                                                 ----------     ----------    -----------

Interest expense                                   (271,052)      (690,065)      (961,117)

Other, net                                            2,213         61,917         64,130
                                                 ----------     ----------    -----------

Consolidated loss before minority interest         (504,396)      (545,532)    (1,049,928)

Minority interest in consolidated loss                    -        147,859        147,859
                                                 ----------     ----------    -----------

Net loss                                         $ (504,396)    $ (397,673)   $  (902,069)
                                                 ==========     ==========    ===========

                                                For the Six Months Ended June 30, 1997
                                              ------------------------------------------
                                              Partnership      Venture
                                                 Owned          Owned      Consolidated
                                              ------------  -------------  -------------

Revenues                                      $ 6,636,831    $13,779,095    $20,415,926

Operating expenses                              3,789,228      7,710,954     11,500,182

Management fees and allocated
 overhead from General Partner                    716,839      1,534,004      2,250,843

Depreciation and amortization                   2,549,514      4,304,255      6,853,769
                                              -----------    -----------    -----------

Operating income (loss)                          (418,750)       229,882       (188,868)
                                              -----------    -----------    -----------

Interest expense                                 (507,891)    (1,423,029)    (1,930,920)

Other, net                                         12,744         23,776         36,520
                                              -----------    -----------    -----------

Consolidated loss before minority interest       (913,897)    (1,169,371)    (2,083,268)

Minority interest in consolidated loss                  -        316,899        316,899
                                              -----------    -----------    -----------

Net loss                                      $  (913,897)   $  (852,472)   $(1,766,369)
                                              ===========    ===========    ===========


                                                For the Six Months Ended June 30, 1996
                                              -------------------------------------------
                                              Partnership     Venture
                                                Owned          Owned        Consolidated
                                              -----------    -----------    -------------

Revenues                                      $ 5,963,096    $12,533,786    $18,496,882

Operating expenses                              3,378,040      6,913,900     10,291,940

Management fees and allocated
 overhead from General Partner                    695,086      1,468,568      2,163,654

Depreciation and amortization                   2,494,322      4,120,678      6,615,000
                                              -----------    -----------    -----------

Operating income (loss)                          (604,352)        30,640       (573,712)
                                              -----------    -----------    -----------

Interest expense                                 (544,403)    (1,491,756)    (2,036,159)

Other, net                                          1,717         96,407         98,124
                                              -----------    -----------    -----------

Consolidated loss before minority interest     (1,147,038)    (1,364,709)    (2,511,747)

Minority interest in consolidated loss                  -        369,836        369,836
                                              -----------    -----------    -----------

Net loss                                      $(1,147,038)   $  (994,873)   $(2,141,911)
                                              ===========    ===========    ===========


Partnership Owned -
-------------------

     Revenues of the Partnership's Surfside System and Littlerock System increased $359,936, or approximately 12 percent, to $3,415,158 for the three months ended June 30, 1997 from $3,055,222 for the three months ended June 30, 1996. For the six months ended June 30, 1997 and 1996, revenues increased $673,735, or approximately 11 percent, to $6,636,831 in 1997 from $5,963,096 in
1996. These increases in revenues were due primarily to basic service rate increases, increases in advertising sales, increases in the number of basic subscribers and increases in pay per view revenues. Basic service rate increases accounted for approximately 28 percent and 29 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. An increase in advertising sales accounted for approximately 23 percent of the increases in revenues for both the three and six month periods ended June 30, 1997. The number of basic subscribers increased 517, or approximately 2 percent, to 27,118 at June 30, 1997 from 26,601 at June 30, 1996. The increase in the number of basic subscribers accounted for approximately 14 percent and 17 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. The pay per view revenue increases accounted for approximately 11 percent and 5 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. No other individual factor was significant to these increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $223,425, or approximately 13 percent, to $1,915,180 for the three month period ended June 30, 1997 from $1,691,755 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, operating expenses increased $411,188, or approximately 12 percent, to $3,789,228 at June 30, 1997 from $3,378,040 at June 30, 1996. Operating expenses represented 56 percent and 57 percent, respectively, of revenues for the three and six month periods ended June 30, 1997, compared to 55 percent and 57 percent, respectively, in 1996. These increases were primarily due to increases in programming fees. No other individual factor significantly affected the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $136,511, or approximately 10 percent, to $1,499,978 for the three months ended June 30, 1997 from $1,363,467 for the three months ended June 30, 1996. For the six month periods ended June 30, 1997 and 1996, operating cash flow increased $262,547, or approximately 10 percent, to $2,847,603 in 1997 from $2,585,056 in
1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $12,662, or approximately 4 percent, to $339,295 for the three month period ended June 30, 1997 from $351,957 for the comparable 1996 period. This decrease was primarily due to a reduction of expenses allocated from the General Partner. For the six month periods ended June 30, 1997 and 1996, management fees and allocated overhead from the General Partner increased $21,753, or approximately 3 percent, to $716,839 at June 30, 1997 from $695,086 at June 30, 1996. This increase was primarily due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense increased $33,000, or approximately 3 percent, to $1,280,067 for the three month period ended June 30, 1997 from $1,247,067 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, depreciation and amortization expense increased $55,192, or approximately 2 percent, to $2,549,514 at June 30, 1997 from $2,494,322 at June 30, 1996. These increases were due to capital additions during 1997.

     Operating loss decreased $116,173, or approximately 49 percent, to $119,384 for the three month period ended June 30, 1997 from $235,557 for the comparable 1996 period. This decrease was due to the increase in revenues and the decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense. For the six month periods ended June 30, 1997 and 1996, operating loss decreased $185,602, or approximately 31 percent, to $418,750 at June 30, 1997 from $604,352 at June 30, 1996. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense decreased $12,688, or approximately 5 percent, to $258,364 for three months ended June 30, 1997 from $271,052 for the three months ended June 30, 1996. For the six month periods ended June 30, 1997 and 1996, interest expense decreased $36,512, or approximately 7 percent, to $507,891 at June 30, 1997 from $544,403 at June 30, 1996. These decreases were primarily due to lower outstanding balances on interest bearing obligations.

     Net loss decreased $122,746, or approximately 24 percent, to $381,650 for the three months ended June 30, 1997 from $504,396 for the three months ended June 30, 1996. For the six month periods ended June 30, 1997 and 1996, net loss decreased $233,141, or approximately 20 percent, to $913,897 at June 30, 1997 from $1,147,038 at June 30, 1996. These losses are the result of the factors discussed above.

Venture Owned -
---------------

     In addition to its ownership of the Surfside System and the Littlerock System, the Partnership owns a 73 percent interest in the Venture.

     Revenues of the Venture's Broward County System increased $662,169, or approximately 11 percent, to $6,934,990 for the three months ended June 30, 1997 from $6,272,821 for the three months ended June 30, 1996. Revenues increased $1,245,309, or approximately 10 percent, to $13,779,095 for the six months ended June 30, 1997 from $12,533,786 for the comparable 1996 period. These increases in revenues were due to basic service rate increases, increases in advertising sales and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 40 percent and 35 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. An increase in advertising sales accounted for approximately 14 percent and 20 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers increased 810, or approximately 2 percent, to 49,927 at June 30, 1997 from 49,117 at June 30, 1996. The increase in the number of basic subscribers accounted for approximately 7 percent and 10 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. No other individual factor was significant to these increases in revenues.

     Operating expenses increased $479,016, or approximately 14 percent, to $3,877,200 for the three months ended June 30, 1997 from $3,398,184 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, operating expenses increased $797,054, or approximately 12 percent, to $7,710,954 at June 30, 1997 from $6,913,900 at June 30, 1996. Operating expenses represented 56 percent of revenues for both the three and six month periods ended June 30, 1997 compared to 54 percent and 55 percent, respectively, of revenues for the three and six months ended June 30, 1996. These increases in operating expenses were primarily due to increases in programming fees. No other individual factor was significant to these increases in operating expenses.

     Operating cash flow increased $183,153, or approximately 6 percent, to $3,057,790 for the three months ended June 30, 1997 from $2,874,637 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, operating cash flow increased $448,255, or approximately 8 percent, to $6,068,141 at June 30, 1997 from $5,619,886 at June 30, 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $12,352, or approximately 2 percent, to $720,372 for the three months ended June 30, 1997 from $732,724 for the comparable 1996 period. This decrease was primarily due to a reduction in allocated expenses from the General Partner.
For the six month periods ended June 30, 1997 and 1996, management fees and allocated overhead from the General Partner increased $65,436, or approximately 4 percent, to $1,534,004 at June 30, 1997 from $1,468,568 at June 30, 1996.
This increase was due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense increased $123,241, or approximately 6 percent, to $2,182,538 for the three months ended June 30, 1997 from $2,059,297 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, depreciation and amortization expense increased $183,577, or approximately 4 percent, to $4,304,255 at June 30, 1997 from $4,120,678 at June 30, 1996. These increases were due to capital additions during 1997.

     Operating income increased $72,264, or approximately 87 percent, to $154,880 for the three months ended June 30, 1997 from $82,616 for the comparable 1996 period. This increase was due to the increase in revenues and the decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense. For the six month periods ended June 30, 1997 and 1996, operating income increased $199,242 to $229,882 at June 30, 1997 from $30,640 at June 30, 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $29,307, or approximately 4 percent, to $719,372 for the three months ended June 30, 1997 from $690,065 for the comparable 1996 period. This increase was primarily due to higher outstanding balances on interest bearing obligations during the second quarter of 1997. For the six month periods ended June 30, 1997 and 1996 interest expense decreased $68,727, or approximately 5 percent, to $1,423,029 at June 30, 1997 from $1,491,756 at June 30, 1996. This decrease was primarily due to lower outstanding balances on interest bearing obligations.

     Net loss of the Venture increased $29,255, or approximately 5 percent, to $574,787 for the three months ended June 30, 1997 from $545,532 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, net loss decreased $195,338, or approximately 14 percent, to $1,169,371 at June 30, 1997 from $1,364,709 at June 30, 1996. These losses are the result of the factors discussed above.

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

                                         CABLE TV FUND 14-B, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:/S/ Kevin P. Coyle
                                         ---------------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)



Dated:  August 13, 1997