Form 10-Q
period 1997-09-30
CABLE TV FUND 14 B LTD
filed 1997-11-13
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------
                                       or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                           September 30,   December 31,
        ASSETS                                                                  1997           1996
        ------                                                             -------------   ------------

CASH                                                                        $    489,312   $    840,309

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $177,587 and $140,879 at September 30, 1997 and December 31, 1996,
    respectively                                                               1,450,884      2,077,493

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                   103,288,077     98,093,791
    Less- accumulated depreciation                                           (53,571,517)   (48,820,169)
                                                                            ------------   ------------

                                                                              49,716,560     49,273,622

    Franchise costs and other intangible assets, net of accumulated amortization of $83,122,181 and $77,746,909 at September 30, 1997
      and December 31, 1996, respectively                                     47,918,117     53,293,389
                                                                            ------------   ------------

                     Total investment in cable television properties          97,634,677    102,567,011

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  798,101        430,596
                                                                            ------------   ------------

                     Total assets                                           $100,372,974   $105,915,409
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          September 30,   December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1997           1996
        -------------------------------------------                       --------------  -------------

LIABILITIES:
    Debt                                                                   $ 54,108,713   $ 56,656,424
    General Partner advances                                                    475,162        449,094
    Deferred brokerage fee                                                      920,000        920,000
    Trade accounts payable and accrued liabilities                            2,172,916      2,151,254
    Subscriber prepayments                                                      577,554        562,446
                                                                           ------------   ------------

                     Total liabilities                                       58,254,345     60,739,218
                                                                           ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                             3,500,884      3,963,820
                                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                       1,000          1,000
        Accumulated deficit                                                    (740,918)      (714,972)
                                                                           ------------   ------------

                                                                               (739,918)      (713,972)
                                                                           ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at September 30, 1997 and
            December 31, 1996)                                              112,127,301    112,127,301
        Accumulated deficit                                                 (72,769,638)   (70,200,958)
                                                                           ------------   ------------

                                                                             39,357,663     41,926,343
                                                                           ------------   ------------

                     Total liabilities and partners' capital (deficit)     $100,372,974   $105,915,409
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                      For the Three Months Ended    For the Nine Months Ended
                                            September 30,                 September 30,
                                     ----------------------------  ---------------------------
                                         1997            1996          1997          1996
                                      -----------    -----------    -----------   -----------
REVENUES                              $10,219,629    $ 9,444,545    $30,635,555   $27,941,427

COSTS AND EXPENSES:
  Operating expenses                    5,566,487      5,082,209     17,066,669    15,374,149
  Management fees and allocated
    overhead from General Partner       1,067,426      1,031,916      3,318,269     3,195,570
  Depreciation and amortization         3,535,390      3,331,032     10,389,159     9,946,032
                                      -----------    -----------    -----------   -----------

OPERATING INCOME (LOSS)                    50,326           (612)      (138,542)     (574,324)
                                      -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                     (1,008,237)    (1,042,277)    (2,939,157)   (3,078,436)
  Other, net                              (16,383)      (131,777)        20,137       (33,653)
                                      -----------    -----------    -----------   -----------

            Total other income
               (expense), net          (1,024,620)    (1,174,054)    (2,919,020)   (3,112,089)
                                      -----------    -----------    -----------   -----------

CONSOLIDATED LOSS BEFORE
  MINORITY INTEREST                      (974,294)    (1,174,666)    (3,057,562)   (3,686,413)

MINORITY INTEREST IN
  CONSOLIDATED LOSS                       146,037        198,636        462,936       568,472
                                      -----------    -----------    -----------   -----------

NET LOSS                              $  (828,257)   $  (976,030)   $(2,594,626)  $(3,117,941)
                                      ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                     $    (8,282)   $    (9,760)   $   (25,946)  $   (31,179)
                                      ===========    ===========    ===========   ===========

  Limited Partners                    $  (819,975)   $  (966,270)   $(2,568,680)  $(3,086,762)
                                      ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                    $    (3.14)    $     (3.70)   $     (9.83)  $    (11.81)
                                      ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                       261,353        261,353        261,353       261,353
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                        --------------------------
                                                                            1997         1996
                                                                        -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(2,594,626)  $(3,117,941)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                      10,389,159     9,946,032
      Minority interest in consolidated loss                               (462,936)     (568,472)
      Decrease (increase) in trade receivables                              626,609      (565,592)
      Increase in deposits, prepaid expenses and
        deferred charges                                                   (630,044)      (82,664)
      Increase (decrease) in General Partner advances                        26,068    (1,896,049)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                       36,770      (165,656)
                                                                        -----------   -----------

                 Net cash provided by operating activities                7,391,000     3,549,658
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (5,194,286)   (5,154,910)
                                                                        -----------   -----------

                 Net cash used in investing activities                   (5,194,286)   (5,154,910)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                1,452,055     4,077,690
  Repayment of debt                                                      (3,999,766)   (2,105,704)
                                                                        -----------   -----------

                 Net cash provided by (used in) financing activities     (2,547,711)    1,971,986
                                                                        -----------   -----------

Increase (decrease) in cash                                                (350,997)      366,734

Cash, beginning of period                                                   840,309       474,904
                                                                        -----------   -----------

Cash, end of period                                                     $   489,312   $   841,638
                                                                        ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $ 3,228,868   $ 2,838,302
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") in 1988, in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward System"). The Venture has entered into an agreement to sell its Broward System (see Note 2). The Partnership also directly owns the cable television systems serving Surfside, South Carolina (the "Surfside System") and Littlerock, California (the "Littlerock System"). The Partnership has entered into an agreement to sell its Surfside System (see Note 3). Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated.

(2) On October 3, 1997, the Venture entered into an Asset Purchase Agreement (the "Agreement") to sell the Broward System to an unaffiliated party (the "Purchaser") for a sales price of $140,000,000, subject to closing adjustments that may have the effect of reducing the sales price by up to approximately $7,000,000 (see below). Closing of the sale, which is anticipated to occur during the first quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Broward System constitutes all or substantially all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the consummation of the proposed sale of the Broward System, the Venture will repay all of its indebtedness, which totaled $39,571,399 at September 30, 1997, and a brokerage fee totaling $3,500,000 to The Jones Group, Ltd. ("The Jones Group"), a wholly owned subsidiary of the General Partner, and then the Venture will distribute the remaining net sale proceeds estimated to total $96,831,351 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 73 percent of such proceeds, estimated to total $70,583,138, and then the Partnership will distribute this portion of the net sale proceeds to its limited partners of record as of the closing date of the sale of the Broward System. This distribution will give the Partnership's limited partners a return of $270 for each $500 limited partner interest, or $540 for each $1,000 invested in the Partnership. Because limited partners will have not received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. Since the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon completion of the sale of the Broward System.

     If the closing adjustments result in a lower sales price, however, the amount of the net sale proceeds available for distribution to limited partners will be reduced. If the sales price is reduced because the Broward System has less than 56,637 basic subscribers at closing, the sales price will be reduced by an amount equal to $2,472 multiplied by the number by which the system's basic subscribers are less than 56,637. It is possible that the sales price could be reduced by as much as $7,000,000, from $140,000,000 to $133,000,000, if the number of basic subscribers to the Broward System are equal to or less than 53,805 at closing. In such event, the limited partners of the Partnership, as a group, would receive only $65,480,638, or $251 for each $500 limited partnership interest, or $502 for each $1,000 invested in the Partnership. The Venture would have no obligation to close the sale of the Broward System if the sales price were reduced below $133,000,000 due to this basic subscriber closing adjustment. Because the General Partner expects that the Broward System will have approximately 56,700 basic subscribers as of the closing date of the system's sale to the Purchaser, the

General Partner anticipates that any closing adjustments relating to the number of the system's basic subscribers will not reduce the sales price by a material amount.

     In order to induce the Purchaser to enter into the Agreement, the Venture has agreed that if (i) the General Partner fails to vote in favor of or fails to recommend to the limited partners of the Partnership that they vote in favor of the sale of the Broward System to the Purchaser and the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser, or
(ii) the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser because of a superior proposal for the Broward System received by the Venture after the date of the Agreement and prior to the vote of the limited partners of the Partnership or any transaction having a similar effect, the Venture will pay to the Purchaser a break-up fee in an amount equal to the greater of 5 percent of the $140,000,000 sales price or 5 percent of the sales price to be received by the Venture from the party making the superior proposal. For this purpose, the term "superior proposal" means any bona fide, written, unsolicited offer or proposal relating to a merger or other business combination involving the Venture or the acquisition in any manner of any significant equity interest in, or a substantial portion of the assets of, the Venture. Limited partners are informed that the Venture has received no superior proposal for the Broward System and the General Partner currently does not expect that the Venture will receive a superior proposal for the Broward System.

     In order to induce the Purchaser to enter into the Agreement, the Venture also has agreed that if the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser for any reason, the Venture will pay to the Purchaser an amount equal to the actual reasonable fees and expenses paid or payable by or on behalf of the Purchaser to its attorneys, accountants, environmental consultants, management consultants, as well as costs and expenses incurred by the Purchaser in connection with time spent by its employees, in connection with the negotiation, execution and delivery of the Agreement.

(3) On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Surfside System constitutes all or substantially all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the consummation of the proposed sale of the Surfside System, the Partnership will repay its indebtedness, expected to total approximately $14,400,000, will pay a brokerage fee totaling $1,287,500 to The Jones Group, will pay a deferred acquisition fee of $920,000 to The Jones Group and the Partnership will retain approximately $447,500 for working capital purposes. The Partnership will distribute the remaining net sale proceeds of approximately $34,445,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $132 for each $500 limited partner interest, or $264 for each $1,000 invested in the Partnership. Taking into account the anticipated distribution from the sale of the Broward System and the anticipated distribution from the sale of the Surfside System, the limited partners of the Partnership can expect to receive a total of $804 for each $1,000 invested in the Partnership. Because the anticipated distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the amount initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the sale proceeds.

(4) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and nine month periods ended September 30, 1997 were $510,982 and $1,531,778, respectively, compared to $472,227 and $1,397,071, respectively, for the similar 1996 periods.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1997 were $556,444 and $1,786,491, respectively, compared to $559,689 and
$1,798,499, respectively, for the similar 1996 periods.

(5) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(6)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                September 30, 1997   December 31, 1996
                                                -------------------  ------------------
          ASSETS
          ------

Cash and accounts receivable                          $  1,464,269        $  1,368,882

Investment in cable television properties               52,942,242          56,526,226

Other assets                                               669,633             381,950
                                                      ------------        ------------

     Total assets                                     $ 55,076,144        $ 58,277,058
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 39,571,339        $ 41,262,561

Payables and accrued liabilities                         2,231,212           2,032,654

Partners' contributed capital                           70,000,000          70,000,000

Accumulated deficit                                    (56,726,407)        (55,018,157)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 55,076,144        $ 58,277,058
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                    For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  ---------------------------
                                        1997           1996           1997          1996
                                     ----------     ----------    -----------   -----------
Revenues                             $6,817,075     $6,327,488    $20,596,170   $18,861,274

Operating expenses                    3,685,786      3,378,454     11,396,740    10,292,354

Management fees and allocated
  overhead from General Partner         716,563        697,370      2,250,567     2,165,938

Depreciation and amortization         2,211,708      2,064,445      6,515,963     6,199,608
                                     ----------     ----------    -----------   -----------

Operating income                        203,018        187,219        432,900       203,374

Interest expense                       (746,619)      (777,137)    (2,169,648)   (2,268,893)

Other, net                                4,722       (143,053)        28,498       (32,161)
                                     ----------     ----------    -----------   -----------

                     Net loss        $ (538,879)    $ (732,971)   $(1,708,250)  $(2,097,680)
                                     ==========     ==========    ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $340,854 and $1,029,808, respectively, for the three and nine month periods ended September 30, 1997, compared to $316,375 and $943,064, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $375,709 and $1,220,759, respectively, for the three and nine month periods ended September 30, 1997, compared to $380,995 and $1,222,874 for the similar 1996 periods.

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

The Venture-

     On October 3, 1997, the Venture entered into an Asset Purchase Agreement ("the Agreement") to sell the Broward System to an unaffiliated party (the "Purchaser") for a sales price of $140,000,000, subject to closing adjustments that may have the effect of reducing the sales price by up to approximately $7,000,000 (see below). Closing of the sale, which is anticipated to occur during the first quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Broward System constitutes all or substantially all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the consummation of the proposed sale of the Broward System, the Venture will repay all of its indebtedness, which totaled $39,571,399 at September 30, 1997, and a brokerage fee totaling $3,500,000 to The Jones Group, and then the Venture will distribute the remaining net sale proceeds estimated to total $96,831,351 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 73 percent of such proceeds, estimated to total $70,583,138, and then the Partnership will distribute this portion of the net sale proceeds to its limited partners of record as of the closing date of the sale of the Broward System. This distribution will give the Partnership's limited partners a return of $270 for each $500 limited partner interest, or $540 for each $1,000 invested in the Partnership. Because limited partners will have not received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. Since the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon completion of the sale of the Broward System.

     If the closing adjustments result in a lower sales price, however, the amount of the net sale proceeds available for distribution to limited partners will be reduced. If the sales price is reduced because the Broward System has less than 56,637 basic subscribers at closing, the sales price will be reduced by an amount equal to $2,472 multiplied by the number by which the system's basic subscribers are less than 56,637. It is possible that the sales price could be reduced by as much as $7,000,000, from $140,000,000 to $133,000,000, if the number of basic subscribers to the Broward System are equal to or less than 53,805 at closing. In such event, the limited partners of the Partnership, as a group, would receive only $65,480,638, or $251 for each $500 limited partnership interest, or $502 for each $1,000 invested in the Partnership. The Venture would have no obligation to close the sale of the Broward System if the sales price were reduced below $133,000,000 due to this basic subscriber closing adjustment. Because the General Partner expects that the Broward System will have approximately 56,700 basic subscribers as of the closing date of the system's sale to the Purchaser, the General Partner anticipates that any closing adjustments relating to the number of the system's basic subscribers will not reduce the sales price by a material amount.

     In order to induce the Purchaser to enter into the Agreement, the Venture has agreed that if (i) the General Partner fails to vote in favor of or fails to recommend to the limited partners of the Partnership that they vote in favor of the sale of the Broward System to the Purchaser and the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser, or
(ii) the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser because of a superior proposal for the Broward System received by the Venture after the date of the Agreement and prior to the vote of the limited partners of the Partnership or any transaction having a similar effect, the Venture will pay to the Purchaser a break-up fee in an amount equal to the greater of 5 percent of the $140,000,000 sales price or 5 percent of the sales price to be received by the Venture from the party making the superior proposal. For this purpose, the term "superior proposal" means any bona fide, written, unsolicited offer or proposal relating to a merger or other business combination involving the Venture or the acquisition in any manner of any significant equity interest in, or a substantial portion of the assets of, the Venture. Limited partners are informed that the Venture has received no superior proposal for the Broward System and the General Partner currently does not expect that the Venture will receive a superior proposal for the Broward System.

     In order to induce the Purchaser to enter into the Agreement, the Venture also has agreed that if the limited partners of the Partnership fail to approve the sale of the Broward System to the Purchaser for any reason, the Venture will pay to the Purchaser an amount equal to the actual reasonable fees and expenses paid or payable by or on behalf of the Purchaser to its attorneys, accountants, environmental consultants, management consultants, as well as costs and expenses incurred by the Purchaser in connection with time spent by its employees, in connection with the negotiation, execution and delivery of the Agreement.

     For the nine months ended September 30, 1997, the Venture generated net cash from operating activities totaling $4,455,355, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, capital expenditures in the Broward System totaled approximately $2,700,000. Approximately 47 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remainder of the expenditures was to maintain the value of the Broward System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $1,400,000. Approximately 36 percent will relate to new plant construction. Approximately 29 percent will relate to service drops to homes. The remainder of the anticipated expenditures is for various enhancements in the Broward System. These capital expenditures are necessary to maintain the value of the Broward System until it is sold. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and, if necessary, borrowings under the Venture's credit facility.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At September 30, 1997, the balance outstanding was $39,403,000, leaving $3,097,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent or the Certificate of Deposit Rate (the "CD Rate") plus 1-3/8 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.95 percent and 6.85 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its current needs.

The Partnership-

     On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Surfside System constitutes all or substantially all of the Partnership's assets, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the consummation of the proposed sale of the Surfside System, the Partnership will repay its indebtedness, expected to total approximately $14,400,000, will pay a brokerage fee totaling $1,287,500 to The Jones Group, will pay a deferred acquisition fee of $920,000 to The Jones Group and the Partnership will retain approximately $447,500 for working capital purposes. The Partnership will distribute the remaining net sale proceeds of approximately $34,445,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $132 for each $500 limited partner interest, or $264 for each $1,000 invested in the Partnership. Taking into account the anticipated distribution from the sale of the Broward System and the anticipated distribution from the sale of the Surfside System, the limited partners of the Partnership can expect to receive a total of $804 for each $1,000 invested in the Partnership. Because the anticipated distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the amount initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the sale proceeds.

     For the nine months ended September 30, 1997, the Surfside and Littlerock Systems generated net cash from operating activities totaling $2,935,645, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $2,500,000 on capital additions in its wholly owned Surfside and Littlerock Systems during the first nine months of 1997. Plant extensions accounted for approximately 32 percent of these expenditures and service drops to homes accounted for approximately 27 percent. Upgrade of cable plant accounted for approximately 23 percent of these expenditures. The remainder of the expenditures was to maintain the value of the Partnership's systems.

Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $1,800,000. Upgrade of cable plant is expected to account for approximately 39 percent of these expenditures. Approximately 29 percent is designated for plant construction in both of the Partnership's systems. Service drops to homes are expected to account for approximately 14 percent. The remainder of these expenditures is necessary to maintain the value of the Partnership's systems until they are sold. Funding for these improvements will be provided by cash on hand, cash generated from operations and, if necessary, borrowings under the Partnership's credit facility.

      The Partnership has a reducing revolving credit facility with an available commitment of $18,000,000. At September 30, 1997, the balance outstanding was $14,400,000, leaving $3,600,000 available for future borrowings. On September 30, 1998, the maximum amount available begins to reduce quarterly until December 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate, LIBOR plus 1 percent, or the CD Rate plus 1-1/8 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.87 percent and
6.85 percent, respectively.

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

RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                             For the Three Months Ended September 30, 1997
                                            ----------------------------------------------
                                                 Partnership    Venture
                                                    Owned        Owned      Consolidated
                                                 -----------    -------     ------------

Revenues                                          $3,402,554   $6,817,075    $10,219,629

Operating expenses                                $1,880,701   $3,685,786    $ 5,566,487

Management fees and allocated
 overhead from General Partner                    $  350,863   $  716,563    $ 1,067,426

Depreciation and amortization                     $1,323,682   $2,211,708    $ 3,535,390
                                                  ----------   ----------    -----------

Operating income (loss)                           $ (152,692)  $  203,018    $    50,326
                                                  ----------   ----------    -----------

Interest expense                                  $ (261,618)  $ (746,619)   $(1,008,237)

Other, net                                        $  (21,105)  $    4,722    $   (16,383)
                                                  ----------   ----------    -----------

Consolidated loss before minority interest        $ (435,415)  $ (538,879)   $  (974,294)

Minority interest in consolidated loss            $        -   $  146,037    $   146,037
                                                  ----------   ----------    -----------

Net loss                                          $ (435,415)  $ (392,842)   $  (828,257)
                                                  ==========   ==========    ===========

                                              For the Three Months Ended September 30, 1996
                                              -----------------------------------------------
                                                 Partnership    Venture
                                                    Owned        Owned      Consolidated
                                                 -----------   ----------   ------------

Revenues                                          $3,117,057   $6,327,488    $ 9,444,545

Operating expenses                                $1,703,755   $3,378,454    $ 5,082,209

Management fees and allocated
 overhead from General Partner                    $  334,546   $  697,370    $ 1,031,916

Depreciation and amortization                     $1,252,102   $2,078,930    $ 3,331,032
                                                  ----------   ----------    -----------

Operating income (loss)                           $ (173,346)  $  172,734    $      (612)
                                                  ----------   ----------    -----------

Interest expense                                  $ (265,140)  $ (777,137)   $(1,042,277)

Other, net                                        $   (3,209)  $ (128,568)   $  (131,777)
                                                  ----------   ----------    -----------

Consolidated loss before minority interest        $ (441,695)  $ (732,971)   $(1,174,666)

Minority interest in consolidated loss            $        -   $  198,636    $   198,636
                                                  ----------   ----------    -----------

Net loss                                          $ (441,695)  $ (534,335)   $  (976,030)
                                                  ==========   ==========    ===========

                                              For the Nine Months Ended September 30, 1997
                                              ---------------------------------------------
                                                Partnership      Venture
                                                   Owned          Owned       Consolidated
                                                -----------     -----------   ------------

Revenues                                         $10,039,385    $20,596,170    $30,635,555

Operating expenses                               $ 5,669,929    $11,396,740    $17,066,669

Management fees and allocated
 overhead from General Partner                   $ 1,067,702    $ 2,250,567    $ 3,318,269

Depreciation and amortization                    $ 3,873,196    $ 6,515,963    $10,389,159
                                                 -----------    -----------    -----------

Operating income (loss)                          $  (571,442)   $   432,900    $  (138,542)
                                                 -----------    -----------    -----------

Interest expense                                 $  (769,509)   $(2,169,648)   $(2,939,157)

Other, net                                       $    (8,361)   $    28,498    $    20,137
                                                 -----------    -----------    -----------

Consolidated loss before minority interest       $(1,349,312)   $(1,708,250)   $(3,057,562)

Minority interest in consolidated loss           $         -    $   462,936    $   462,936
                                                 -----------    -----------    -----------

Net loss                                         $(1,349,312)   $(1,245,314)   $(2,594,626)
                                                 ===========    ===========    ===========

                                               For the Nine Months Ended September 30, 1996
                                               --------------------------------------------
                                                 Partnership      Venture
                                                    Owned          Owned       Consolidated
                                                 -----------    -----------    ------------

Revenues                                         $ 9,080,153    $18,861,274    $27,941,427

Operating expenses                               $ 5,081,795    $10,292,354    $15,374,149

Management fees and allocated
 overhead from General Partner                   $ 1,029,632    $ 2,165,938    $ 3,195,570

Depreciation and amortization                    $ 3,746,424    $ 6,199,608    $ 9,946,032
                                                 -----------    -----------    -----------

Operating income (loss)                          $  (777,698)   $   203,374    $  (574,324)
                                                 -----------    -----------    -----------

Interest expense                                 $  (809,543)   $(2,268,893)   $(3,078,436)

Other, net                                       $    (1,492)   $   (32,161)   $   (33,653)
                                                 -----------    -----------    -----------

Consolidated loss before minority interest       $(1,588,733)   $(2,097,680)   $(3,686,413)

Minority interest in consolidated loss           $         -    $   568,472    $   568,472
                                                 -----------    -----------    -----------

Net loss                                         $(1,588,733)   $(1,529,208)   $(3,117,941)
                                                 ===========    ===========    ===========


Partnership Owned -
-----------------

     Revenues of the Partnership's Surfside System and Littlerock System increased $285,497, or approximately 9 percent, to $3,402,554 for the three months ended September 30, 1997 from $3,117,057 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, revenues increased $959,232, or approximately 11 percent, to $10,039,385 in 1997 from $9,080,153 in 1996. The increases in revenues were due primarily to basic rate increases, increases in the number of basic subscribers and advertising sales. Basic rate increases accounted for approximately 39 percent and 32 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers increased approximately 3 percent to 27,391 at September 30, 1997 from 26,557 at September 30, 1996. The increases in the number of basic subscribers accounted for approximately 21 percent and 18 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. An increase in advertising sales accounted for approximately 20 percent and 23 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. No other individual factor was significant to the increase.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses for the three month periods increased $176,946, or approximately 10 percent, to $1,880,701 at September 30, 1997 from $1,703,755 at September 30, 1996. For the nine month periods ended September 30, operating expenses increased $588,134, or approximately 12 percent, to $5,669,929 in 1997 from $5,081,795 in 1996. These increases were primarily due to increases in programming fees. Operating expenses represented 55 percent and 56 percent, respectively, of revenue for both the three and nine month periods ended September 30, 1997 and 1996. No other individual factor significantly affected the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $108,551, or approximately 8 percent, to $1,521,853 for the three months ended September 30, 1997 from $1,413,302 for the three months ended September 30, 1996. For the nine month periods ended September 30, operating cash flow increased $371,098, or approximately 9 percent, to $4,369,456 in 1997 from $3,998,358 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $16,317, or approximately 5 percent, to $350,863 for the three months ended September 30, 1997 from $334,546 for the comparable 1996 period. This increase was due to the increase in revenues, upon which such management fees and allocations are based. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner increased $38,070, or approximately 4 percent, to $1,067,702 in 1997 from $1,029,632 in
1996. This increase was due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense for the three month periods increased $71,580, or approximately 6 percent, to $1,323,682 at September 30, 1997 from $1,252,102 at September 30, 1996. For the nine month periods ended September 30, depreciation and amortization expense increased $126,772, or approximately 3 percent, to $3,873,196 in 1997 from $3,746,424 in 1996. These increases were due to capital additions during 1997.

     Operating loss decreased $20,654, or approximately 12 percent, to $152,692 for the three months ended September 30, 1997 from $173,346 for the three months ended September 30, 1996. For the nine month periods ended September 30, operating loss decreased $206,256, or approximately 27 percent, to $571,442 in 1997 from $777,698 in 1996. These decreases were due to the increases in operating cash flow exceeding the increases in depreciation and amortization expense.

     Interest expense decreased $3,522, or approximately 1 percent, to $261,618 for the three months ended September 30, 1997 from $265,140 for the three months ended September 30, 1996. For the nine month periods ended

September 30, interest expense decreased $40,034, or approximately 5 percent, to $769,509 in 1997 from $809,543 in 1996. These decreases were primarily due to lower outstanding balances on interest bearing obligations.

     Net loss decreased $6,280, or approximately 1 percent, to $435,415 for the three months ended September 30, 1997 from $441,695 for the three months ended September 30, 1996. For the nine month periods ended September 30, net loss decreased $239,421, or approximately 15 percent, to $1,349,312 in 1997 from $1,588,733 in 1996. These losses are the result of the factors discussed above.

Venture Owned -
-------------

     In addition to its ownership of the Surfside System and the Littlerock System, the Partnership owns a 73 percent interest in the Venture.

     Revenues of the Venture's Broward System increased $489,587, or approximately 8 percent, to $6,817,075 for the three months ended September 30, 1997 from $6,327,488 for the three months ended September 30, 1996. Revenues for the nine month periods ended September 30, 1997 and 1996 increased $1,734,896, or approximately 9 percent, to $20,596,170 in 1997 from $18,861,274 in 1996. These increases in revenues were due to basic rate increases and increases in advertising sales. Basic rate increases accounted for approximately 57 percent and 42 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. The increase in advertising sales accounted for approximately 20 percent of the increases in revenues for both the three and nine month periods ended September 30, 1997. No other individual factor was significant to the increase in revenues.

     Operating expenses increased $307,332, or approximately 9 percent, to $3,685,786 for the three months ended September 30, 1997 from $3,378,454 for the three months ended September 30, 1996. For the nine month periods ended September 30, operating expenses increased $1,104,386, or approximately 11 percent, to $11,396,740 in 1997 from $10,292,354 in 1996. Operating expenses represented 54 percent and 55 percent, respectively, of revenue for the three and nine months ended September 30, 1997 compared to 53 percent and 55 percent of revenue for the three and nine months ended September 30, 1996. These increases in operating expenses were due primarily to increases in programming fees and advertising costs. No other individual factor was significant to the increase in operating expenses.

     Operating cash flow increased $182,255, or approximately 6 percent, to $3,131,289 for the three months ended September 30, 1997 from $2,949,034 for the comparable 1996 period. For the nine month periods ended September 30, operating cash flow increased $630,510, or approximately 7 percent, to $9,199,430 in 1997 from $8,568,920 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $19,193, or approximately 3 percent, to $716,563 for the three months ended September 30, 1997 from $697,370 for the three months ended September 30, 1996. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner increased $84,629, or approximately 4 percent, to $2,250,567 in 1997 from $2,165,938 in 1996. These increases were due to the increases in revenues, upon which such management fees are based. These increases were partially offset by decreases in expenses allocated by Jones Intercable, Inc.

     Depreciation and amortization expense increased $132,778, or approximately 6 percent, to $2,211,708 for the three months ended September 30, 1997 from $2,078,930 for the three months ended September 30, 1996. For the nine month periods ended September 30, depreciation and amortization expense increased $316,355, or approximately 5 percent, to $6,515,963 in 1997 from $6,199,608 in
1996.  These increases were due to capital additions during 1997.

     Operating income increased $30,284, or approximately 18 percent, to $203,018 for the three months ended September 30, 1997 from $172,734 for the comparable 1996 period. For the nine month periods ended September 30, operating income increased $229,526 to $432,900 in 1997 from $203,374 in 1996. These increases were due to the increases in operating cash flow exceeding the increases in depreciation and amortization expense.

     Interest expense decreased $30,518, or approximately 4 percent, to $746,619 for the three months ended September 30, 1997 from $777,137 for the three months ended September 30, 1996. For the nine month periods ended September 30, interest expense decreased $99,245, or approximately 4 percent, to $2,169,648 in 1997 from $2,268,893 in 1996. These decreases were primarily due to lower outstanding balances on interest bearing obligations.

     Net loss of the Venture decreased $194,092, or approximately 26 percent, to $538,879 for the three months ended September 30, 1997 from $732,971 for the three months ended September 30, 1996. For the nine month periods ended September 30, net loss decreased $389,430, or approximately 19 percent, to $1,708,250 in 1997 from $2,097,680 in 1996. These losses are the result of the factors discussed above.

                          Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated October 3, 1997, reported that on October 3, 1997 the Venture entered into an asset purchase agreement to sell the Broward System to an unaffiliated party for a sales price of $140,000,000, subject to closing adjustments.

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



Dated:  November 13, 1997