Form 10-K405
period 1997-12-31
CABLE TV FUND 14 B LTD
filed 1998-03-27
CIK 821480

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                         -



            DOCUMENTS INCORPORATED BY REFERENCE:               None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


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

          The Partnership directly owns cable television systems serving the areas in and around Surfside, South Carolina (the "Surfside System") and Littlerock, California (the "Littlerock System"). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward System"). See Item 2. The Surfside System, the Littlerock System and the Broward System may collectively be referred to as the "Systems."

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this policy, the Partnership expects to sell its Surfside System in the second quarter of 1998 and its Littlerock System in the third quarter of 1998, and the Venture expects to sell the Broward System in March 1998.

PROPOSED DISPOSITIONS OF CABLE TELEVISION SYSTEM.

          Broward System.  On October 3, 1997, the Venture entered into an
          --------------
agreement to sell the Broward System to an unaffiliated party for $140,000,000, subject to closing adjustments discussed below. Closing of this sale is scheduled for March 31, 1998, subject to several conditions, including necessary governmental and other third-party consents. The General Partner expects that all material consents will be obtained prior to the scheduled closing date. The closing adjustments primarily relate to the number of equivalent basic subscribers at closing. If the equivalent basic subscribers are less than 56,637, the sales price will be reduced $2,462 multiplied by the number by which the Broward System's equivalent basic subscribers are less than 56,637, up to a maximum adjustment of $7,000,000. Because it is estimated that at March 31, 1998, the Broward System will have 55,274 equivalent basic subscribers, as defined in the agreement, there will be a sales price reduction at closing of approximately $3,369,000. The General Partner expects, however, that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998, will be counted as equivalent basic subscribers when final closing adjustments are done and the sales price will be adjusted accordingly. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

          Upon closing, the Venture will repay all of its indebtedness, which totaled $39,597,617 at December 31, 1997, and a brokerage fee of $3,500,000 to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the

General Partner, and then the Venture will distribute the remaining net sale proceeds, or approximately $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership will receive 73 percent of such proceeds, estimated to total $68,548,000. The Partnership will distribute this portion of the net sale proceeds to its limited partners of record as of the closing date of the sale of the Broward System. Such distribution represents approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sales of the Broward System will not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution of the proceeds from the Broward System's sale. The sale of the Broward System has been approved by over 60 percent of the limited partnership interests of the Partnership. Because the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon completion of the sale of the Broward System.

          Surfside System.  On November 4, 1997, the Partnership entered into an
          ---------------
asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur in the second quarter of 1998, is subject to several conditions, including the receipt of material third party consents necessary for the transfer of the Surfside System. The sale of the Surfside System has been approved by over 60 percent of the limited partnership interests of the Partnership. The asset purchase agreement may be terminated by either the Partnership or the purchaser if the closing is not consummated on or before June 30, 1998.

          Upon the consummation of the proposed sale of the Surfside System, the Partnership will retain approximately $380,000 of the sale proceeds as a working capital reserve, repay advances from the General Partner totaling approximately $390,000, repay all of the Partnership's indebtedness (including the approximately $14,400,000 borrowed under its credit facility and $155,474 of capital lease obligations), pay a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, pay a deferred acquisition fee of $920,000 to The Jones Group and then the $33,821,213 of net sale proceeds will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Surfside System. Based upon financial information as of December 31, 1997, as a result of the Surfside System's sale, the limited partners of the Partnership, as a group, will receive $33,821,213. Limited partners will receive $129 for each $500 limited partnership interest, or $258 for each $1,000 invested in the Partnership.

          Once the Partnership has completed the distributions of its portion of the net proceeds from the sale of the Broward System and the net proceeds from the sale of the Surfside System, limited partners of the Partnership will have received a total of $391 for each $500 limited partnership interest, or $782 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

          Littlerock System.  On March 10, 1998, the Partnership entered into an
          -----------------
agreement with the General Partner to sell the Littlerock System to the General Partner or one of its affiliates for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in the third quarter of 1998. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties. The General Partner expects to conduct a proxy vote on the Littlerock System's sale during the summer of 1998. Upon the consummation of the proposed sale of the Littlerock System, the Partnership will distribute the net sale proceeds of approximately $10,808,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $41 for each $500 limited partnership interest, or $82 for each $1,000 invested in the Partnership.

          Taking into account the anticipated distribution from the sale of the Broward System, the anticipated distribution from the sale of the Surfside System and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Littlerock System, the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System's sale proceeds.

          Based upon the proposed sales prices for the Littlerock System, Surfside System and the Broward System, the limited partners of the Partnership will not ultimately receive distributions in an amount equal to their initial capital contributions. The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's sole remaining asset at the time of its sale.

          CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

          The Systems offer tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1997, the Systems' monthly basic service rates ranged from $9.30 to $13.81, monthly basic and tier ("basic plus") service rates ranged from $17.00 to $26.52 and monthly premium services ranged from $3.00 to $10.95 per premium service. In addition, the Partnership and the Venture earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.90 to $49.21; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 66 percent of total revenues, premium service fees accounted for approximately 15 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 7 percent of total revenues and the remaining 10 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership and the Venture are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Partnership directly holds 6 franchises, and the Venture holds 9 franchises. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          Neither the Partnership nor the Venture has ever had a franchise revoked. Neither the Partnership nor the Venture has any franchises that expire prior to December 31, 1998.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner but not in the Systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, neither the Partnership nor the Venture has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership and the Venture are interested in providing these same services, but expect that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, neither the Partnership nor the Venture has lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's and the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming.
In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's and the Venture's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's and the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership and the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BTH") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's and the Venture's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          GENERAL. The Partnership's and the Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's and the Venture's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Partnership's and the Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          The Partnership and the Venture do not depend to any material extent on the availability of raw materials; they carry no significant amounts of inventory and they have no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's and the Venture's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership and the Venture.


                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Partnership and the Venture are described below:

        FUND                                    SYSTEM                            ACQUISITION DATE
        ----                                    ------                            ----------------
Cable TV Fund 14-B, Ltd.                   Surfside System                        September 1988
                                           Littlerock System                      November 1989

Cable TV Fund 14-A/B Venture               Broward County System                  March 1988


          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Littlerock System operated cable plant passing approximately 8,200 homes, with an approximate 69 percent penetration rate; the Surfside System operated cable plant passing approximately 26,600 homes, with an approximate 81 percent penetration rate; and the Broward County System operated cable plant passing approximately 89,100 homes, with an approximate 57 percent penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CABLE TV FUND 14-B, LTD.
------------------------

                                                                             At December 31,
                                                    ------------------------------------------------------------------
Littlerock System                                           1997                  1996                   1995
-----------------                                   --------------------  ---------------------  ---------------------
Monthly basic plus service rate                                   $26.52                 $24.77                 $23.27
Basic subscribers                                                  5,673                  5,774                  5,673
Pay units                                                          4,118                  4,365                  4,608

                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Surfside System                                             1997                    1996                    1995
---------------                                     ---------------------  ----------------------  ----------------------
Monthly basic plus service rate                                   $ 25.60                 $ 24.09                 $ 22.59
Basic subscribers                                                  21,748                  20,821                  20,055
Pay units                                                          20,242                  18,897                  14,083


CABLE TV FUND 14-A/B VENTURE
----------------------------
                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Broward County System                                       1997                    1996                    1995
---------------------                               ---------------------  ----------------------  ----------------------
Monthly basic plus service rate                                   $ 27.25                 $ 25.58                 $ 24.16
Basic subscribers                                                  51,032                  50,957                  49,654
Pay units                                                          44,203                  47,286                  42,167



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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

       None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $165 to $190 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 15,304.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------



                                                               For the Year Ended December 31,
                                          ------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd.(a)                   1997          1996           1995           1994           1993
----------------------------------------  ------------  -------------  -------------  -------------  -------------

Revenues                                  $40,929,333   $ 37,768,924   $ 34,443,760   $ 32,084,279   $ 31,735,048
Depreciation and Amortization              14,070,460     13,474,568     14,265,096     15,037,554     15,812,869
Operating Loss                               (258,143)    (1,165,250)    (2,684,818)    (5,677,171)    (5,755,811)
Minority Interest in Consolidated Loss        626,089        815,252      1,104,003      1,468,218      1,277,358
Net Loss                                   (3,543,869)    (4,470,043)    (6,108,952)    (7,903,005)    (7,637,593)
Net Loss per Limited Partnership Unit          (13.42)        (16.93)        (23.14)        (29.94)        (28.93)
Weighted Average Number of Limited
 Partnership Units Outstanding                261,353        261,353        261,353        261,353        261,353
General Partner's Deficit                    (749,411)      (713,972)      (669,272)      (608,182)      (529,152)
Limited Partners' Capital                  38,417,913     41,926,343     46,351,686     52,399,548     60,223,523
Total Assets                               99,133,735    105,915,409    111,850,697    118,867,757    128,779,941
Debt                                       54,185,513     56,656,424     56,241,715     57,376,558     58,881,755
General Partner Advances                      835,015        449,094      1,896,049        297,956         29,182


                                                                 For the Year Ended December 31,
                                          -----------------------------------------------------------------------
Cable TV Fund 14-A/B Venture                 1997           1996           1995           1994           1993
----------------------------------------  -----------   ------------   ------------   ------------   ------------

Revenues                                  $27,504,735   $ 25,519,105   $ 23,469,505   $ 22,183,524   $ 22,068,952
Depreciation and Amortization               8,775,019      8,408,157      8,774,507      9,188,994      9,352,808
Operating Income (Loss)                       567,514        (18,682)      (753,422)    (2,661,198)    (2,324,939)
Net Loss                                   (2,310,292)    (3,008,309)    (4,073,811)    (5,417,779)    (4,713,500)
Partners' Capital                          12,671,551     14,981,843     17,990,152     22,063,963     27,481,742
Total Assets                               54,156,017     58,277,058     62,447,556     66,597,460     72,315,816
Debt                                       39,597,617     41,262,561     40,530,652     42,271,921     43,461,730
Jones Intercable, Inc. Advances               446,115        268,256      2,206,959        354,179         57,920

(a) Cable TV Fund 14-B, Ltd.'s. selected financial data includes 100 percent of the accounts of Cable TV Fund 14-A/B Venture on a consolidated basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

     In addition to the Surfside System and the Littlerock System, the Partnership owns a 73 percent interest in the Venture. The accompanying consolidated financial statements include 100 percent of the accounts of the Partnership and those of the Venture reduced by the 27 percent minority interest in the Venture owned by Cable TV Fund 14-A, Ltd. ("Fund 14-A").

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Partnership's Surfside System and Littlerock System are under contract for sale and the Venture's Broward System is expected to be sold on March 31, 1998.

Cable TV Fund 14-B, Ltd. -
------------------------

     On October 3, 1997, the Venture entered into an asset purchase agreement (the "Agreement") to sell the Broward System to an unaffiliated party (the "Purchaser") for a sales price of $140,000,000. The Partnership will distribute its portion (approximately $68,548,000, or approximately $524 for each $1,000 invested in the Partnership) of the net sales proceeds to its limited partners of record as of the closing date of the sale of the Broward System. Refer to Management's Discussion and Analysis of Financial Condition of the Venture for information pertinent to the Partnership with respect to the sale of the Broward System.

     On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by over 60 percent of the limited partnership interests of the Partnership.

     Upon the consummation of the proposed sale of the Surfside System, the Partnership will retain approximately $380,000 of the sale proceeds as a working capital reserve, repay advances from the General Partner totaling approximately $390,000, repay all of the Partnership's indebtedness (including the approximate $14,400,000 borrowed under its credit facility and capital lease obligations of $155,474), pay a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, pay a deferred acquisition fee of $920,000 to The Jones Group and then the $33,821,213 of net sale proceeds will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Surfside System. Based upon financial information as of December 31, 1997, as a result of the Surfside System's sale, the limited partners of the Partnership, as a group, will receive $33,821,213. Limited partners will receive $129 for each $500 limited partnership interest, or $258 for each $1,000 invested in the Partnership.

     Once the Partnership has completed the distributions of its portion of the net proceeds from the sale of the Broward System and the net proceeds from the sale of the Surfside System, limited partners of the Partnership will have received a total of $391 for each $500 limited partnership interest, or $782 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

     On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the cable television system serving areas in and around Littlerock, California (the "Littlerock System") to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in the third quarter of 1998, concurrently with the closing of the purchase by the General Partner from another one of its managed partnerships of the cable television system serving areas in and around Palmdale and Lancaster, California. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties. The General Partner expects to conduct a proxy vote on the Littlerock System sale during the summer of 1998.

     Upon the consummation of the proposed sale of the Littlerock System, the Partnership will distribute the net sale proceeds of approximately $10,808,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $41 for each $500 limited partner interest, or $82 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $432 for each $500 limited partner interest, or $864 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Littlerock System, the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System sale proceeds. The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of the sale.

     For the twelve months ended December 31, 1997, the Surfside System and Littlerock System generated net cash from operating activities totaling $4,157,653, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $4,029,000 on capital additions during 1997 in its Surfside System and Littlerock System. Approximately 31 percent of the expenditures was for the upgrade of cable plant. Approximately 29 percent of these expenditures was for the construction of cable plant extensions related to new homes passed. Approximately 22 percent of the expenditures was for the construction of drops to subscribers' homes. The remainder of the expenditures was to maintain the value of the Partnership's cable television systems. Funding for these expenditures was provided by cash generated by operations. Budgeted capital expenditures for all of 1998 are approximately $1,758,246. Approximately 46 percent of these expenditures are expected to be used for the construction of plant extensions related to new homes passed in the Partnership's systems. Approximately 36 percent are expected to be used for service drops to homes. The remainder of these expenditures is necessary to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the closing of the sale of the Partnership's systems, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of its systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

     The Partnership has a reducing revolving credit facility with an available commitment of $18,000,000. At December 31, 1997, the balance outstanding was $14,400,000, leaving $3,600,000 available for future borrowings. On September 30, 1998, the maximum amount available begins to reduce quarterly until December 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate, the London Interbank Offered Rate ("LIBOR") plus 1 percent, or the Certificate of Deposit Rate ("CD Rate") plus 1-1/8 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 6.85 percent and 6.69 percent, respectively. This credit facility will be paid in full upon the sale of the Surfside System.

     The General Partner believes that the Partnership's wholly owned systems have sufficient sources of capital from cash generated from operations and borrowings available under the reducing revolving credit facility to service their presently anticipated needs until its systems are sold.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's and the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Venture and the Partnership. The General Partner expects that the financial impact on the Venture and the Partnership of the Year 2000 issue likely will not be material because the General Partner anticipates that the Venture and the Partnership will be liquidated before the year 2000.

Cable TV Fund 14-A/B Venture -
----------------------------

     On October 3, 1997, the Venture entered into an agreement to sell the Broward System to an unaffiliated third party for $140,000,000, subject to closing adjustments discussed below. Closing of this sale is scheduled for March 31, 1998, subject to several conditions, including necessary governmental and other third party consents. The General Partner expects that all material consents will be obtained prior to the scheduled closing date. The closing adjustments primarily relate to the number of equivalent basic subscribers at closing. If equivalent basic subscribers are less than 56,637, the sales price will be reduced $2,472 multiplied by the number by which the Broward System's equivalent basic subscribers are less than 56,637, up to a maximum adjustment of $7,000,000. Because it is estimated that the Broward System will have 55,274 equivalent basic subscribers, as defined in the agreement, at March 31, 1998, at closing their will be a sales price reduction of approximately $3,369,000. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers when final closing adjustments are done and the sales price will be adjusted accordingly. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

     Upon closing, the Venture will repay all of its indebtedness, which totaled $39,597,617 at December 31, 1997 and a brokerage fee of approximately $3,500,000 to The Jones Group and then the Venture will distribute the remaining net sales proceeds, or approximately $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership will receive 73 percent of the net sales proceeds, or approximately $68,548,000. The Partnership will distribute its net sales proceeds to its limited partners of record as of the closing date of the sale of the Broward System. Such distribution represents approximately $262 for each limited partnership unit or $524 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Broward System will not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. The sale of the Broward System has been approved by over 60 percent of the limited partnership interests of the Partnership. Because the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon the completion of the sale of the Broward System.

     For the twelve months ended December 31, 1997, the Venture generated net cash from operating activities totaling $5,486,763 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $3,812,000 on capital additions during 1997. The construction of service drops to homes accounted for approximately 39 percent of the expenditures. Cable television plant extensions related to new homes passed accounted for approximately 38 percent of these expenditures. The remainder of these expenditures was to maintain the value of the Broward System. These capital expenditures were funded primarily from cash on hand and cash generated from operations. Because the closing of the sale of the Broward System is scheduled for March 31, 1998, approximately $886,000 of capital expenditures are expected to be made to maintain the value of the Broward System until it is sold. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and borrowings under its credit facility.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At December 31, 1997, the balance outstanding was $39,402,968, leaving $3,097,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.10 percent and 6.79 percent, respectively. This credit facility will be paid in full upon the sale of the Broward System.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 14-B, Ltd. -
------------------------

     The results of operations for the Partnership are summarized below:

                                                                     Year Ended December 31, 1997
                                                               -----------------------------------------
                                                               Partnership     Venture
                                                                  Owned         Owned      Consolidated
                                                               ------------  ------------  -------------

Revenues                                                       $13,424,598   $27,504,735    $40,929,333

Operating expenses                                             $ 7,531,859   $15,185,319    $22,717,178

Management fees and allocated overhead from General Partner    $ 1,422,955   $ 2,976,883    $ 4,399,838

Depreciation and amortization                                  $ 5,295,441   $ 8,775,019    $14,070,460
                                                               -----------   -----------    -----------

Operating income (loss)                                        $  (825,657)  $   567,514    $  (258,143)

Interest expense                                               $(1,025,917)  $(2,877,337)   $(3,903,254)

Other, net                                                     $    (8,092)  $      (469)   $    (8,561)
                                                               -----------   -----------    -----------

Consolidated loss before minority interest                     $(1,859,666)  $(2,310,292)   $(4,169,958)

Minority interest in consolidated loss                         $         -   $   626,089    $   626,089
                                                               -----------   -----------    -----------

Net loss                                                       $(1,859,666)  $(1,684,203)   $(3,543,869)
                                                               ===========   ===========    ===========

                                                                     Year Ended December 31, 1996
                                                               ----------------------------------------
                                                               Partnership     Venture
                                                                  Owned         Owned      Consolidated
                                                               -----------   -----------   ------------

Revenues                                                       $12,249,819   $25,519,105    $37,768,924

Operating expenses                                             $ 6,918,196   $14,148,533    $21,066,729

Management fees and allocated overhead from General Partner    $ 1,411,780   $ 2,981,097    $ 4,392,877

Depreciation and amortization                                  $ 5,066,411   $ 8,408,157    $13,474,568
                                                               -----------   -----------    -----------

Operating loss                                                 $(1,146,568)  $   (18,682)   $(1,165,250)

Interest expense                                               $(1,082,104)  $(3,006,847)   $(4,088,951)

Other, net                                                     $   (48,314)  $    17,220    $   (31,094)
                                                               -----------   -----------    -----------

Consolidated loss before minority interest                     $(2,276,986)  $(3,008,309)   $(5,285,295)

Minority interest in consolidated loss                         $         -   $   815,252    $   815,252
                                                               -----------   -----------    -----------

Net loss                                                       $(2,276,986)  $(2,193,057)   $(4,470,043)
                                                               ===========   ===========    ===========

1997 Compared to 1996 -

     Revenues of the Partnership's Surfside System and Littlerock System increased $1,174,779, or approximately 10 percent, to $13,424,598 in 1997 from $12,249,819 in 1996. This increase was primarily the result of basic service rate increases, an increase in the number of basic subscribers, an increase in advertising sales and an increase in premium service revenue. Basic service rate increases accounted for approximately 36 percent of the increase in revenues. The number of basic subscribers totaled 27,421 at December 31, 1997 compared to 26,595 at December 31, 1996, an increase of 826, or approximately 3 percent. This increase in basic subscribers accounted for approximately 20 percent of the increase in revenues. Increases in advertising sales and premium service revenue accounted for approximately 21 percent and 9 percent, respectively, of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $613,663, or approximately 9 percent, to $7,531,859 in 1997 from $6,918,196 in 1996. Increases in programming fees and advertising expenses were primarily responsible for the increase in operating expenses. No other individual factor significantly affected the increase in operating expenses. Operating expenses represented approximately 56 percent of revenue for both 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $561,116, or approximately 11 percent, to $5,892,739 in 1997 from $5,331,623 in
1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $11,175, or approximately 1 percent, to $1,422,955 in 1997 from $1,411,780 in
1996. This increase was due to the increase in revenues, upon which such management fees are based and was partially offset by a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense increased $229,030, or approximately 5 percent, to $5,295,441 in 1997 from $5,066,411 in 1996. This increase was due to capital additions to the Partnership's asset base.

     Operating loss decreased $320,911, or approximately 28 percent, to $825,657 in 1997 from $1,146,568 in 1996. This decrease was due to the increase in operating cash flow exceeding the increase in depreciation and amortization.

     Interest expense decreased $56,187, or approximately 5 percent, to $1,025,917 in 1997 from $1,082,104 in 1996. This decrease was due to lower outstanding balances on interest bearing obligations during 1997.

     Net loss decreased $417,320, or approximately 18 percent, to $1,859,666 in 1997 from $2,276,986 in 1996. These losses were primarily the result of the factors discussed above.

1996 Compared to 1995 -

     Revenues of the Partnership's Surfside System and Littlerock System increased $1,275,564, or approximately 12 percent, to $12,249,819 in 1996 from $10,974,255 in 1995. This increase was primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 37 percent of the increase in revenues. The number of basic subscribers totaled 26,595 at December 31, 1996 compared to 25,728 at December 31, 1995, an increase of 867, or approximately 3 percent. This increase in basic subscribers accounted for approximately 24 percent of the increase in revenues. Increases in advertising sales and premium service revenue accounted for approximately 13 percent and 8 percent, respectively, of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

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

     Operating cash flow increased $418,972, or approximately 9 percent, to $5,331,623 in 1996 from $4,912,651 in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $58,322, or approximately 4 percent, to $1,411,780 in 1996 from $1,353,458 in
1995. This increase was due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $424,178, or approximately 8 percent, to $5,066,411 in 1996 from $5,490,589 in 1995. This decrease was due to the maturation of the Partnership's asset base.

     Operating loss decreased $784,828, or approximately 41 percent, to $1,146,568 in 1996 from $1,931,396 in 1995. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization.

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

1997 Compared to 1996-

     Revenues of the Venture's Broward System increased $1,985,630, or approximately 8 percent, to $27,504,735 in 1997 from $25,519,105 in 1996. Basic service rate increases accounted for approximately 48 percent of the increase in revenues. Increases in advertising sales accounted for approximately 20 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

     Operating expenses increased $1,036,786, or approximately 7 percent, to $15,185,319 in 1997 from $14,148,533 in 1996. The increase in operating expenses was due primarily to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses. Operating expenses represented 55 percent of revenue for both 1997 and 1996.

     Operating cash flow increased $948,844, or approximately 8 percent, to $12,319,416 in 1997 from $11,370,572 in 1996 due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $4,214, or less than 1 percent, to $2,976,883 in 1997 from $2,981,097 in 1996. This decrease was due primarily to a decrease in allocated overhead from Jones Intercable, Inc.

     Depreciation and amortization expense increased $366,862, or approximately 4 percent, to $8,775,019 in 1997 from $8,408,157 in 1996. The increase in depreciation and amortization expense was attributable to capital additions to the Venture's asset base.

     The Venture reported operating income of $567,514 in 1997 compared to an operating loss of $18,682 in 1996. This change was due to the increase in cash flow exceeding the increase in depreciation and amortization expense.

     Interest expense decreased $129,510, or approximately 4 percent, to $2,877,337 in 1997 from $3,006,847 in 1996 due to lower outstanding balances on interest bearing obligations during 1997.

     Net loss decreased $698,017, or approximately 23 percent, to $2,310,292 in 1997 from $3,008,309 in 1996. These losses were primarily the result of the factors discussed above.

1996 Compared to 1995-

     Revenues of the Venture's Broward System increased $2,049,600, or approximately 9 percent, to $25,519,105 in 1996 from $23,469,505 in 1995. Basic service rate increases accounted for approximately 35 percent of the increase in revenue. An increase in the number of basic subscribers accounted for approximately 27 percent of the increases in revenue. The number of basic subscribers totaled 50,957 at December 31, 1996 compared to 49,654 at December 31, 1995, an increase of 1,303, or approximately 3 percent. Increases in premium service revenue accounted for approximately 16 percent of the increase in revenue. No other individual factor significantly affected the increase in revenues.

     Operating expenses increased $1,528,324, or approximately 12 percent, to $14,148,533 in 1996 from $12,620,209 in 1995. Operating expenses represented 55 percent of revenue in 1996, compared to 54 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees, which were partially offset by decreases in personnel and marketing expenses. No other individual factor significantly affected the increase in operating expenses.

     Operating cash flow increased $521,276, or approximately 5 percent, to $11,370,572 in 1996 from $10,849,296 in 1995 due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. increased $152,886, or approximately 5 percent, to $2,981,097 in 1996 from $2,828,211 in 1995. This increase was due primarily to the increase in revenues upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $366,350, or approximately 4 percent, to $8,408,157 in 1996 from $8,774,507 in 1995. The decrease in depreciation and amortization expense was attributable to the maturation of a portion of the Venture's asset base.

     Operating loss decreased $734,740 to $18,682 in 1996 compared to $753,422 in 1995. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization.

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


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership and the Venture for the year ended December 31, 1997 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-B, Ltd.:

     We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B, Ltd.(a Colorado limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
March 13, 1998.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                   December 31,
                                                                           ----------------------------
                     ASSETS                                                     1997           1996
                     ------                                                ------------   ------------
CASH                                                                       $    173,628   $    840,309

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $133,188 and $140,879 at December 31, 1997 and 1996, respectively         1,470,293      2,077,493

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                  105,933,977     98,093,791
    Less- accumulated depreciation                                          (55,360,283)   (48,820,169)
                                                                           ------------   ------------

                                                                             50,573,694     49,273,622

    Franchise costs and other intangible assets, net of accumulated amortization of $84,913,605 and $77,746,909 at December 31, 1997
       and 1996, respectively                                                46,126,693     53,293,389
                                                                           ------------   ------------

                     Total investment in cable television properties         96,700,387    102,567,011

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 789,427        430,596
                                                                           ------------   ------------

                     Total assets                                          $ 99,133,735   $105,915,409
                                                                           ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                  December 31,
                                                                          ----------------------------
               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1997           1996
               -------------------------------------------                -------------   ------------
LIABILITIES:
    Debt                                                                  $ 54,185,513   $ 56,656,424
    General Partner advances                                                   835,015        449,094
    Deferred brokerage fee                                                     920,000        920,000
    Trade accounts payable and accrued liabilities                           1,617,666      2,151,254
    Subscriber prepayments                                                     569,308        562,446
                                                                          ------------   ------------

                     Total liabilities                                      58,127,502     60,739,218
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                            3,337,731      3,963,820
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                   (750,411)      (714,972)
                                                                          ------------   ------------

                                                                              (749,411)      (713,972)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at December 31, 1997 and 1996)                     112,127,301    112,127,301
        Accumulated deficit                                                (73,709,388)   (70,200,958)
                                                                          ------------   ------------

                                                                            38,417,913     41,926,343
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 99,133,735   $105,915,409
                                                                          ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                          Year Ended December 31,
                                                   ---------------------------------------
                                                       1997          1996          1995
                                                   -----------   -----------   -----------
REVENUES                                           $40,929,333   $37,768,924   $34,443,760

COSTS AND EXPENSES:
    Operating  expenses                             22,717,178    21,066,729    18,681,813
    Management fees and allocated overhead from
        General Partner                              4,399,838     4,392,877     4,181,669
    Depreciation and amortization                   14,070,460    13,474,568    14,265,096
                                                   -----------   -----------   -----------

OPERATING LOSS                                        (258,143)   (1,165,250)   (2,684,818)
                                                   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
    Interest expense                                (3,903,254)   (4,088,951)   (4,561,201)
    Other, net                                          (8,561)      (31,094)       33,064
                                                   -----------   -----------   -----------

          Total other income (expense), net         (3,911,815)   (4,120,045)   (4,528,137)
                                                   -----------   -----------   -----------

CONSOLIDATED LOSS BEFORE MINORITY INTEREST          (4,169,958)   (5,285,295)   (7,212,955)

MINORITY INTEREST IN CONSOLIDATED LOSS                 626,089       815,252     1,104,003
                                                   -----------   -----------   -----------

NET LOSS                                           $(3,543,869)  $(4,470,043)  $(6,108,952)
                                                   ===========   ===========   ===========


ALLOCATION OF NET LOSS:
    General Partner                                $   (35,439)  $   (44,700)  $   (61,090)
                                                   ===========   ===========   ===========

    Limited Partners                               $(3,508,430)  $(4,425,343)  $(6,047,862)
                                                   ===========   ===========   ===========

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                                   $(13.42)      $(16.93)      $(23.14)
                                                   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                        261,353       261,353       261,353
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             ------------------------------------------------------


                                          Year Ended December 31,
                                  ---------------------------------------
                                     1997          1996          1995
                                  -----------   -----------   -----------
GENERAL PARTNER:
    Balance, beginning of year    $  (713,972)  $  (669,272)  $  (608,182)
    Net loss for year                 (35,439)      (44,700)      (61,090)
                                  -----------   -----------   -----------

    Balance, end of year          $  (749,411)  $  (713,972)  $  (669,272)
                                  ===========   ===========   ===========


LIMITED PARTNERS:
    Balance, beginning of year    $41,926,343   $46,351,686   $52,399,548
    Net loss for year              (3,508,430)   (4,425,343)   (6,047,862)
                                  -----------   -----------   -----------

    Balance, end of year          $38,417,913   $41,926,343   $46,351,686
                                  ===========   ===========   ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                          Year Ended December 31,
                                                                  ----------------------------------------
                                                                     1997          1996           1995
                                                                  -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(3,543,869)  $(4,470,043)  $ (6,108,952)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
            Depreciation and amortization                          14,070,460    13,474,568     14,265,096
            Amortization of interest rate protection contract               -        10,581        106,431
            Minority interest in consolidated loss                   (626,089)     (815,252)    (1,104,003)
            Decrease (increase) in trade receivables                  607,200      (337,634)      (795,486)
            Increase in deposits, prepaid expenses and
                deferred charges                                     (722,481)     (164,700)      (293,774)
            Increase (decrease) in trade accounts payable and
                accrued liabilities and subscriber prepayments       (526,726)      382,253       (267,355)
            Increase (decrease) in General Partner advances           385,921    (1,446,955)     1,598,093
                                                                  -----------   -----------   ------------

                     Net cash provided by operating activities      9,644,416     6,632,818      7,400,050
                                                                  -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                        (7,840,186)   (6,682,122)    (6,438,682)
                                                                  -----------   -----------   ------------

                     Net cash used in investing activities         (7,840,186)   (6,682,122)    (6,438,682)
                                                                  -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                        1,541,111     4,048,014     17,622,092
    Repayment of debt                                              (4,012,022)   (3,633,305)   (18,756,935)
                                                                  -----------   -----------   ------------

                     Net cash provided by (used in)
                       financing activities                        (2,470,911)      414,709     (1,134,843)
                                                                  -----------   -----------   ------------

Increase (decrease) in cash                                          (666,681)      365,405       (173,475)

Cash, beginning of year                                               840,309       474,904        648,379
                                                                  -----------   -----------   ------------

Cash, end of year                                                 $   173,628   $   840,309   $    474,904
                                                                  ===========   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 4,136,822   $ 3,788,839   $  4,852,445
                                                                  ===========   ===========   ============


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

     Formation of Joint Venture and Joint Venture Cable Television System
     --------------------------------------------------------------------
Acquisition
-----------

     On January 8, 1988, Cable TV Fund 14-A, Ltd. and the Partnership formed Cable TV Fund 14-A/B Venture (the "Venture") to acquire the cable television system serving areas in and around Broward County, Florida (the "Broward System"). Cable TV Fund 14-A, Ltd. contributed $18,975,000 to the capital of the Venture for a 27 percent ownership interest and the Partnership contributed $51,025,000 to the capital of the Venture for a 73 percent ownership interest.

     Partnership Cable Television System Acquisitions
     ------------------------------------------------

     The Partnership acquired the cable television system serving Surfside, South Carolina (the "Surfside System") in 1988 and the cable television system serving Littlerock, California (the "Littlerock System") in 1989.

     Proposed Cable Television System Sales
     --------------------------------------

     On October 3, 1997, the Venture entered into an agreement to sell the Broward System to an unaffiliated third party for $140,000,000, subject to closing adjustments discussed below. Closing of this sale is scheduled for March 31, 1998, subject to several conditions, including necessary governmental and other third party consents. The General Partner expects that all material consents will be obtained prior to the scheduled closing date. The closing adjustments primarily relate to the number of equivalent basic subscribers at closing. If equivalent basic subscribers are less than 56,637, the sales price will be reduced $2,472 multiplied by the number by which the Broward System's equivalent basic subscribers are less than 56,637, up to a maximum adjustment of $7,000,000. Because it is estimated that the Broward System will have 55,274 equivalent basic subscribers, as defined in the agreement, at March 31, 1998, at closing their will be a sales price reduction of approximately $3,369,000. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers when final closing adjustments are done and the sales price will be adjusted accordingly. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

     Upon closing, the Venture will repay all of its indebtedness, which totaled $39,597,617 at December 31, 1997 and a brokerage fee of approximately $3,500,000 to The Jones Group and then the Venture will distribute the remaining net sales proceeds, or approximately $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership will receive 73 percent of the net sales proceeds, or approximately

$68,548,000. The Partnership will distribute its net sales proceeds to its limited partners of record as of the closing date of the sale of the Broward System. Such distribution represents approximately $262 for each limited partnership unit or $524 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Broward System will not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. The sale of the Broward System has been approved by over 60 percent of the limited partnership interests of the Partnership. Because the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon the completion of the sale of the Broward System.

     On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by over 60 percent of the limited partnership interests of the Partnership.

     Upon the consummation of the proposed sale of the Surfside System, the Partnership will retain approximately $380,000 of the sale proceeds as a working capital reserve, repay advances from the General Partner totaling approximately $390,000, repay all of the Partnership's indebtedness (including the approximate $14,400,000 borrowed under its credit facility and capital lease obligations of $155,474), pay a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, pay a deferred acquisition fee of $920,000 to The Jones Group and then the $33,821,213 of net sale proceeds will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Surfside System. Based upon financial information as of December 31, 1997, as a result of the Surfside System's sale, the limited partners of the Partnership, as a group, will receive $33,821,213. Limited partners will receive $129 for each $500 limited partnership interest, or $258 for each $1,000 invested in the Partnership.

     Once the Partnership has completed the distributions of its portion of the net proceeds from the sale of the Broward System and the net proceeds from the sale of the Surfside System, limited partners of the Partnership will have received a total of $391 for each $500 limited partnership interest, or $782 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

     On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the cable television system serving areas in and around Littlerock, California (the "Littlerock System") to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in the third quarter of 1998, concurrently with the closing of the purchase by the General Partner from another one of its managed partnerships of the cable television system serving areas in and around Palmdale and Lancaster, California. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties. The General Partner expects to conduct a proxy vote on the Littlerock System sale during the summer of 1998.

     Upon the consummation of the proposed sale of the Littlerock System, the Partnership will distribute the net sale proceeds of approximately $10,808,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $41 for each $500 limited partner interest, or $82 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $432 for each $500 limited partner interest, or $864 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Littlerock System, the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System sale proceeds. The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of the sale.

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

     Principles of Consolidation
     ---------------------------

     As a result of the Partnership's ownership interest in the Venture of 73 percent, the accompanying consolidated financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis with the ownership interest of Cable TV Fund 14-A, Ltd. in the Venture shown as a minority interest. The Venture does not have any ownership interest in the Surfside System or Littlerock System. These systems are owned 100 percent by the Partnership. All interpartnership accounts and transactions have been eliminated.

     Property, Plant and Equipment
     -----------------------------

     Depreciation is provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5-15  years
               Equipment and tools               5- 7  years
               Office furniture and equipment    3- 5  years
               Buildings                           30  years
               Vehicles                          3- 4  years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises, costs in excess of interests in net assets purchased and subscriber lists are amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                    2  -  9  years
               Costs in excess of interests
               in net assets purchased           30  -  32 years
               Subscriber lists                          1 year

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Brokerage Fees
     --------------

     The Jones Group performs brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Jones Group earned a fee totaling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988 of which $920,000 has been deferred until the sale of the Surfside System.

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership and the Venture for the years ended December 31, 1997, 1996 and 1995 were $2,046,467, $1,888,446 and $1,722,188, respectively.

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

     The Partnership and the Venture reimburse Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and Venture and would have been incurred by the Partnership if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995 were $2,353,371, $2,504,431 and $2,459,481, respectively.

     The Partnership and the Venture were charged interest during 1997 at an average interest rate of 7.82 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership and the Venture by Intercable was $2,678, $106,022 and $145,929 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership and the Venture receive or have received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio by the Partnership and the Venture totaled $57,469, $52,687 and $46,269 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. by the Partnership and Venture totaled $63,921, $56,798 and $49,493 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $14,633, $39,371 and $34,402 in 1997, 1996 and 1995, respectively. Payments by the Partnership and Venture to Great American Country, Inc., which initiated service in 1996, totaled $22,309 in 1997 and $71,929 in 1996.

     The Partnership and the Venture received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership and the Venture totaling $125,785, $80,474 and $54,759 in 1997, 1996 and 1995,
respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:


                                                                     1997           1996
                                                                 -------------  -------------

     Cable distribution systems                                  $ 96,364,218   $ 89,190,656
     Equipment and tools                                            3,101,450      2,884,959
     Office furniture and equipment                                 1,681,941      1,592,656
     Buildings                                                      2,400,272      2,213,590
     Vehicles                                                       1,199,795      1,025,629
     Land                                                           1,186,301      1,186,301
                                                                 ------------   ------------
                                                                  105,933,977     98,093,791

          Less - accumulated depreciation                         (55,360,283)   (48,820,169)
                                                                 ------------   ------------

          Total                                                  $ 50,573,694   $ 49,273,622
                                                                 ============   ============

(5)   DEBT
      ----

     Debt consists of the following:                                     December 31,
                                                                 ---------------------------
                                                                      1997           1996
                                                                 ------------   ------------
     Lending institutions-
       Reducing revolving credit facility for the Venture        $ 39,402,968   $ 41,102,968
       Reducing revolving credit facility for the Partnership      14,400,000     15,300,000

     Capital lease obligations                                        382,545        253,456
                                                                 ------------   ------------

          Total                                                  $ 54,185,513   $ 56,656,424
                                                                 ============   ============

     The Partnership has a reducing revolving credit facility with an available commitment of $18,000,000. At December 31, 1997, the balance outstanding was $14,400,000, leaving $3,600,000 available for future borrowings. On September 30, 1998, the maximum amount available begins to reduce quarterly until December 31, 2003 when the amount available will be zero. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate, the London Interbank Offered Rate ("LIBOR") plus 1 percent, or the Certificate of Deposit Rate ("CD Rate") plus 1-1/8 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 6.85 percent and 6.69 percent, respectively. This credit facility will be paid in full upon the sale of the Surfside System.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At December 31, 1997, the balance outstanding was $39,402,968, leaving $3,097,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.10 percent and 6.79 percent, respectively. This credit facility will be paid in full upon the sale of the Broward System.

     Installments due on debt principal for each of the five years in the period ending December 31, 2002 and thereafter, respectively, are:

                     Venture    Partnership     Total
                   -----------  -----------  -----------
     1998          $    58,394  $    56,368  $   114,762
     1999            3,761,363       56,369    3,817,732
     2000            6,858,395    2,756,369    9,614,764
     2001            8,519,465    3,618,790   12,138,255
     2002           10,200,000    3,600,000   13,800,000
     Thereafter     10,200,000    4,500,000   14,700,000
                   -----------  -----------  -----------

       Total       $39,597,617  $14,587,896  $54,185,513
                   ===========  ===========  ===========

     At December 31, 1997, substantially all of the Partnership's and the Venture's property, plant and equipment secured their respective indebtedness.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $65,387, $40,356 and $62,987, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2002 and thereafter are as follows:

                    1998          $ 84,516
                    1999            83,350
                    2000            82,950
                    2001            40,175
                    2002            39,300
                    Thereafter     293,378
                                  --------
                                  $623,669
                                  ========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                          For the Year Ended December 31,
                                                         ----------------------------------
                                                             1997        1996        1995
                                                         ----------  ----------  ----------
     Maintenance and repairs                             $  310,652  $  318,345  $  340,354
                                                         ==========  ==========  ==========

     Taxes, other than income and payroll taxes          $  696,477  $  584,220  $  435,128
                                                         ==========  ==========  ==========

     Advertising                                         $  306,273  $  295,082  $  275,739
                                                         ==========  ==========  ==========

     Depreciation of property, plant and equipment       $6,816,082  $6,256,158  $6,014,327
                                                         ==========  ==========  ==========

     Amortization of intangible assets                   $7,254,378  $7,218,410  $8,250,769
                                                         ==========  ==========  ==========

(9)  OPERATING RESULTS OF SURFSIDE AND LITTLEROCK SYSTEMS
     ----------------------------------------------------

     The results of operations of the Partnership's Surfside System and Littlerock System on a stand-alone basis are presented below. The Partnership's share of the Venture-owned Broward System's operations is also presented.

                                                                    For the Year Ended December 31,
                                                               ----------------------------------------
                                                                   1997          1996          1995
                                                               ------------  ------------  ------------

Revenues                                                       $13,424,598   $12,249,819   $10,974,255

Operating expenses                                               7,531,859     6,918,196     6,061,604
Management fees and allocated overhead from General Partner      1,422,955     1,411,780     1,353,458
Depreciation and amortization                                    5,295,441     5,066,411     5,490,589
                                                               -----------   -----------   -----------

Operating loss                                                    (825,657)   (1,146,568)   (1,931,396)

Interest expense                                                (1,025,917)   (1,082,104)   (1,189,677)
Other, net                                                          (8,092)      (48,314)      (18,071)
                                                               -----------   -----------   -----------

Loss of the Surfside System and the Littlerock System           (1,859,666)   (2,276,986)   (3,139,144)

The Partnership's share of the loss of the Broward System       (1,684,203)   (2,193,057)   (2,969,808)
                                                               -----------   -----------   -----------

Net loss                                                       $(3,543,869)  $(4,470,043)  $(6,108,952)
                                                               ===========   ===========   ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-A/B Venture:

     We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP



Denver, Colorado,
March 13, 1998.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                    December 31,
                                                                            ----------------------------
                     ASSETS                                                     1997           1996
                     ------                                                 -------------   ------------

CASH                                                                        $    499,861   $    489,615

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $105,836 and $104,005 at December 31, 1997 and 1996, respectively          1,188,262        879,267

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                    59,704,351     55,892,778
    Less- accumulated depreciation                                           (31,090,988)   (27,437,977)
                                                                            ------------   ------------

                                                                              28,613,363     28,454,801

    Franchise costs and other intangible assets, net of accumulated amortization of $57,752,957 and $52,915,541 at December 31, 1997
        and 1996, respectively                                                23,234,009     28,071,425
                                                                            ------------   ------------

                     Total investment in cable television properties          51,847,372     56,526,226

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  620,522        381,950
                                                                            ------------   ------------

                     Total assets                                           $ 54,156,017   $ 58,277,058
                                                                            ============   ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                        December 31,
                                                                ----------------------------
                     LIABILITIES AND PARTNERS' CAPITAL               1997           1996
                     ---------------------------------          -------------   ------------

LIABILITIES:
    Debt                                                        $ 39,597,617   $ 41,262,561
    Jones Intercable, Inc. advances                                  446,115        268,256
    Trade accounts payable and accrued liabilities                   956,693      1,282,624
    Subscriber prepayments                                           484,041        481,774
                                                                ------------   ------------

                     Total liabilities                            41,484,466     43,295,215
                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Contributed capital                                           70,000,000     70,000,000
    Accumulated deficit                                          (57,328,449)   (55,018,157)
                                                                ------------   ------------

                                                                  12,671,551     14,981,843
                                                                ------------   ------------

                     Total liabilities and partners' capital    $ 54,156,017   $ 58,277,058
                                                                ============   ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                         Year Ended December 31,
                                                   ---------------------------------------
                                                       1997          1996          1995
                                                   -----------   -----------   -----------

REVENUES                                           $27,504,735   $25,519,105   $23,469,505

COSTS AND EXPENSES:
    Operating expenses                              15,185,319    14,148,533    12,620,209
    Management fees and allocated overhead from
        Jones Intercable, Inc.                       2,976,883     2,981,097     2,828,211
    Depreciation and amortization                    8,775,019     8,408,157     8,774,507
                                                   -----------   -----------   -----------

OPERATING INCOME (LOSS)                                567,514       (18,682)     (753,422)
                                                   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
    Interest expense                                (2,877,337)   (3,006,847)   (3,371,524)
    Other, net                                            (469)       17,220        51,135
                                                   -----------   -----------   -----------

          Total other income (expense)              (2,877,806)   (2,989,627)   (3,320,389)
                                                   -----------   -----------   -----------

NET LOSS                                           $(2,310,292)  $(3,008,309)  $(4,073,811)
                                                    ==========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------


                                          Year Ended December 31,
                                   ---------------------------------------
                                       1997          1996          1995
                                   -----------   -----------   -----------

CABLE TV FUND 14-A, LTD. (27%):
    Balance, beginning of year     $ 3,963,820   $ 4,779,072   $ 5,883,075
    Net loss for year                 (626,089)     (815,252)   (1,104,003)
                                   -----------   -----------   -----------

    Balance, end of year           $ 3,337,731   $ 3,963,820   $ 4,779,072
                                   ===========   ===========   ===========


CABLE TV FUND 14-B, LTD. (73%):
    Balance, beginning of year     $11,018,023   $13,211,080   $16,180,888
    Net loss for year               (1,684,203)   (2,193,057)   (2,969,808)
                                   -----------   -----------   -----------

    Balance, end of year           $ 9,333,820   $11,018,023   $13,211,080
                                   ===========   ===========   ===========

TOTAL:
    Balance, beginning of year     $14,981,843   $17,990,152   $22,063,963
    Net loss for year               (2,310,292)   (3,008,309)   (4,073,811)
                                   -----------   -----------   -----------

    Balance, end of year           $12,671,551   $14,981,843   $17,990,152
                                   ===========   ===========   ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                            Year Ended December 31,
                                                                     ---------------------------------------
                                                                        1997          1996          1995
                                                                     -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(2,310,292)  $(3,008,309)  $(4,073,811)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                               8,775,019     8,408,157     8,774,507
           Amortization of interest rate protection agreement                  -           793        82,085
           Decrease (increase) in trade receivables                     (308,995)      214,700      (492,782)
           Increase in deposits, prepaid expenses
               and deferred charges                                     (523,164)     (455,610)     (193,197)
           Increase (decrease) in trade accounts payable and
               accrued liabilities and subscriber prepayments           (323,664)       44,605      (187,604)
           Increase (decrease) in Jones Intercable, Inc. advances        177,859    (1,938,703)    1,852,780
                                                                     -----------   -----------   -----------

                     Net cash provided by operating activities         5,486,763     3,265,633     5,761,978
                                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                              (3,811,573)   (3,879,797)   (3,903,813)
                                                                      ----------   -----------   -----------

                     Net cash used in investing activities            (3,811,573)   (3,879,797)   (3,903,813)
                                                                      ----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                           1,419,267     3,612,576       108,593
    Repayment of debt                                                 (3,084,211)   (2,880,667)   (1,849,862)
                                                                     -----------   -----------   -----------

                     Net cash provided by (used in)
                       financing activities                           (1,664,944)      731,909    (1,741,269)
                                                                     -----------   -----------   -----------

Increase in cash                                                          10,246       117,745       116,896

Cash, beginning of year                                                  489,615       371,870       254,974
                                                                     -----------   -----------   -----------

Cash, end of year                                                    $   499,861   $   489,615   $   371,870
                                                                     ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                    $ 2,997,551   $ 2,929,302   $ 3,467,008
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

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     On January 8, 1988, Cable TV Fund 14-A, Ltd. ("Fund 14-A") and Cable TV Fund 14-B, Ltd. ("Fund 14-B") (collectively, the "Venture Partners") formed a Colorado general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") by contributing $18,975,000 and $51,025,000, respectively, for 27 percent and 73 percent ownership interests, respectively. The Venture was formed for the purpose of acquiring the cable television system serving areas in and around Broward County, Florida (the "Broward System").

     Jones Intercable, Inc. ("Intercable") is the "General Partner" of each of the Venture Partners and manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and for other affiliated entities.

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

     Proposed Sale of a Cable Television System
     ------------------------------------------

     On October 3, 1997, the Venture entered into an agreement to sell the Broward System to an unaffiliated third party for $140,000,000, subject to closing adjustments discussed below. Closing of this sale is scheduled for March 31, 1998, subject to several conditions, including necessary governmental and other third party consents. The General Partner expects that all material consents will be obtained prior to the scheduled closing date. The closing adjustments primarily relate to the number of equivalent basic subscribers at closing. If equivalent basic subscribers are less than 56,637, the sales price will be reduced $2,472 multiplied by the number by which the Broward System's equivalent basic subscribers are less than 56,637, up to a maximum adjustment of $7,000,000. Because it is estimated that the Broward System will have 55,274 equivalent basic subscribers, as defined in the agreement, at March 31, 1998, at closing there will be a sales price reduction of approximately $3,369,000. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers when final closing adjustments are done and the sales price will be adjusted accordingly. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

     Upon closing, the Venture will repay all of its indebtedness, which totaled $39,597,617 at December 31, 1997 and a brokerage fee of approximately $3,500,000 to the Jones Group and then the Venture will distribute the remaining net sales proceeds, or approximately $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, Fund 14-A will receive 27 percent of the net sales proceeds (approximately $25,491,000, or $318 for each $1,000 invested in Fund 14-A) and Fund 14-B will receive 73 percent of the net sales proceeds (approximately $68,548,000, or $524 for each $1,000 invested in Fund 14-B).

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

     Purchase Price Allocation
     -------------------------

     The Broward System acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and noncompete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable and other system acquisition costs were capitalized and included in the cost of intangible assets.

     Property, Plant and Equipment
     -----------------------------

     Depreciation is provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5-15  years
               Equipment and tools               5- 7  years
               Office furniture and equipment    3- 5  years
               Buildings                           30  years
               Vehicles                          3- 4  years

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

     Intangible Assets
     -----------------

     Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                   1- 5  years
               Subscriber lists                  1- 5  years
               Costs in excess of interests
                in net assets purchased            31  years

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

(3)  TRANSACTIONS WITH AFFILIATES
     ----------------------------

     Management Fees and Reimbursements
     ----------------------------------

     Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1997, 1996 and 1995 were $1,375,237, $1,275,955 and $1,173,475, respectively.

     The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995 were $1,601,646, $1,705,142 and
$1,654,736, respectively.

     The Venture was charged interest during 1997 at an average interest rate of
7.82 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $2,678, $122,224 and $155,659 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $37,459, $34,421 and $30,171 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $41,668, $37,113 and $32,268 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $79,127 in 1997 and $47,590 in 1996.

     The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $80,297, $49,973 and $23,430 in 1997, 1996 and 1995, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:


                                                     December 31,
                                             ----------------------------
                                                 1997           1996
                                             ------------   ------------

     Cable distribution systems              $ 53,144,005   $ 49,591,013
     Equipment and tools                        2,074,443      1,899,148
     Office furniture and equipment             1,191,559      1,149,554
     Buildings                                  1,875,016      1,870,430
     Vehicles                                     688,461        651,766
     Land                                         730,867        730,867
                                             ------------   ------------
                                               59,704,351     55,892,778

     Less - accumulated depreciation          (31,090,988)   (27,437,977)
                                             ------------   ------------

                                             $ 28,613,363   $ 28,454,801
                                             ============   ============

(5)  DEBT
     ----

     Debt consists of the following:                 December 31,
                                             ---------------------------

                                                 1997           1996
                                             ------------   ------------
     Lending institutions-
       Reducing revolving credit facility    $ 39,402,968   $ 41,102,968

     Capital lease obligations                    194,649        159,593
                                             ------------   ------------

                                             $ 39,597,617   $ 41,262,561
                                             ============   ============

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At December 31, 1997, the balance outstanding was $39,402,968, leaving $3,097,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of

December 31, 1997 and 1996 were 7.10 percent and 6.79 percent, respectively. This credit facility will be paid in full upon the sale of the Venture's Broward System.

     Installments due on debt principal for each of the five years in the period ending December 31, 2002 and thereafter, respectively, are: $58,394, $3,761,363, $6,858,395, $8,519,465, $10,200,000 and $10,200,000. At December
31, 1997, substantially all of the Venture's property, plant and equipment secured the above indebtedness.

     At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)  INCOME TAXES
     ------------

     Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Fund 14-A and Fund 14-B.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $49,301, $21,762 and $22,680, respectively for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2002 and thereafter are as follows:

                    1998          $ 34,466
                    1999            33,300
                    2000            33,300
                    2001            33,300
                    2002            33,300
                    Thereafter     291,378
                                  --------

                                  $459,044
                                  ========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

Supplementary profit and loss information is presented below:

                                                                Year Ended December 31,
                                                             ----------------------------------
                                                                1997        1996        1995
                                                             ----------  ----------  ----------

          Maintenance and repairs                            $  169,474  $  163,219  $  204,878
                                                             ==========  ==========  ==========

          Taxes, other than income and payroll taxes         $  491,297  $  425,691  $  268,757
                                                             ==========  ==========  ==========

          Advertising                                        $  168,056  $  197,237  $  152,727
                                                             ==========  ==========  ==========

          Depreciation of property, plant and equipment      $3,849,922  $3,570,740  $3,429,925
                                                             ==========  ==========  ==========

          Amortization of intangible assets                  $4,925,097  $4,837,417  $5,344,582
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

       Glenn R. Jones         68  Chairman of the Board and Chief
                                  Executive Officer
       James B. O'Brien       48  President and Director
       Ruth E. Warren         48  Group Vice President/Operations
       Kevin P. Coyle         46  Group Vice President/Finance
       Christopher J. Bowick  42  Group Vice President/Technology
       Cheryl M. Sprague      45  Group Vice President/Human Resources
       Cynthia A. Winning     46  Group Vice President/Marketing
       Elizabeth M. Steele    46  Vice President/General Counsel/Secretary
       Larry W. Kaschinske    38  Vice President/Controller
       Robert E. Cole         65  Director
       William E. Frenzel     69  Director
       Josef J. Fridman       52  Director
       Donald L. Jacobs       59  Director
       Robert Kearney         61  Director
       James J. Krejci        56  Director
       Raphael M. Solot       64  Director
       Howard O. Thrall       50  Director
       Siim A. Vanaselja      41  Director
       Sanford Zisman         58  Director
       Robert B. Zoellick     44  Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

  Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

  Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

  Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

  Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

  Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

     Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.- Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

     Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     Neither the Partnership nor the Venture has any employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership or the Venture as a direct reimbursement item. See
Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of February 16, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

     The General Partner charges the Partnership and the Venture a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

     The General Partner from time to time also advances funds to the Partnership and the Venture and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the Systems.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BTH and 8 percent by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Partnership's systems. Jones Computer Network, Ltd. terminated its programming in April 1997.

     The Great American Country network provides country music video programming to the cable television systems owned by the Partnership and the Venture. This network, owned and operated by Great American

Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the Systems.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Systems.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's and the Venture's systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $125,785 for the year ended December 31, 1997. Revenues received by the Venture from the PIN Venture relating the Venture's owned cable television systems totaled approximately $80,297 for the year ended December 31, 1997.

     The charges to the Partnership and to the Venture for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
Cable TV Fund 14-B                                          1997                   1996                   1995
------------------                                  ---------------------  ---------------------  ---------------------
Management fees                                                $2,046,467             $1,888,466             $1,722,188
Allocation of expenses                                          2,353,371              2,504,431              2,459,481
Interest expense                                                    2,678                106,022                145,929
Amount of advances outstanding                                    835,015                449,094              1,896,049
Highest amount of advances outstanding                            835,015              3,058,834              1,896,049
Programming fees:
                Knowledge TV, Inc.                                 63,921                 56,798                 49,493
                Jones Computer Network, Ltd.                       14,633                 39,371                 34,402
                Great American Country                             22,309                 24,339                      0
                Superaudio                                         57,469                 52,687                 46,269

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
Cable TV Fund 14-A/B Venture                                1997                   1996                   1995
----------------------------                        ---------------------  ---------------------  ---------------------
Management fees                                                $1,375,237             $1,275,955             $1,173,475
Allocation of expenses                                          1,601,646              1,705,142              1,654,736
Interest expense                                                    2,678                122,224                155,659
Amount of advances outstanding                                    446,115                268,256              2,206,959
Highest amount of advances outstanding                            446,115              2,206,959              2,206,959
Programming fees:
                Knowledge TV, Inc.                                 41,668                 37,113                 32,268
                Great American Country                             79,127                 47,590                      0
                Superaudio                                         37,459                 34,421                 30,171

                                    PART IV.
                                    -------

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                          AND REPORTS ON FORM 10-K405
                          ---------------------------

(a)  1.          See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

     3.          The following exhibits are filed herewith.

     4.1         Limited Partnership Agreement for Cable TV Fund 14-B, Ltd.  (1)

     4.2         Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between
                 Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.  (1)

     10.1.1      Copy of a franchise and related documents thereto granting a community antenna television system franchise for Littlerock, California (Fund 14-B).  (2)

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

     10.2.6      Fourth Letter Amendment dated June 24, 1996 to Credit Agreement dated as of September 30,
                 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders.  (Fund 14-A/B) (11)

     10.3.1      Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B
                 Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B)  (8)

     10.3.2      Asset Purchase Agreement dated as of October 3, 1997, among Comcast Corporation, Cable TV
                 Fund 14 A/B Venture, Jones International, Ltd., Jones Intercable, Inc., Cable TV Fund 14-A,
                 Ltd. and Cable TV Fund 14-B, Ltd. (12)

     10.3.3      Asset Purchase Agreement dated as of November 4, 1997 between Cable One, Inc. and Cable TV
                 Fund 14-B, Ltd.  (13)

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

     (7)         Incorporated by reference from Registrants' Current Reports on Form 8-K dated March 31, 1993
                 (Commission File Nos. 0-15378 and 0-16200)

     (8)         Incorporated by reference from Registrants' Current Reports on Form 8-K dated March 31, 1988
                 (Commission File Nos. 0-15378 and 0-16200)

     (9)         Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended
                 December 31, 1994

     (10)        Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended
                 December 31, 1995

     (11)        Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended
                 December 31, 1996.

     (12)        Incorporated by reference from Registrant's Current Report on Form 8-K dated October 15, 1997.

     (13)        Incorporated by reference from Registrant's Preliminary Proxy Statement filed with the
                 Securities and Exchange Commission on December 23, 1997.

(b)              Reports on Form 8-K
                 -------------------

                 Current Report on Form 8-K dated October 15, 1997, describing the execution of an Asset
                 Purchase Agreement dated October 3, 1997, to sell the Broward System.

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

                                 CABLE TV FUND 14-B, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 23, 1998                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 23, 1998                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 23, 1998                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 23, 1998                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 23, 1998                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 23, 1998                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 23, 1998                 Director

                                 By:  ----------------------
                                      Josef J. Fridman
Dated: March 23, 1998                 Director


                                 By:  ----------------------
                                      Donald L. Jacobs
Dated: March 23, 1998                 Director


                                 By:  ----------------------
                                      Robert Kearney
Dated: March 23, 1998                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 23, 1998                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 23, 1998                 Director


                                 By:  /s/ Howard O. Thrall
                                      ----------------------
                                      Howard O. Thrall
Dated: March 23, 1998                 Director


                                 By:  ----------------------
                                      Siim A. Vanaselja
Dated: March 23, 1998                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 23, 1998                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 23, 1998                 Director