Form 10-Q
period 1998-03-31
CABLE TV FUND 14 B LTD
filed 1998-05-13
CIK 821480

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                               --------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

                         Commission File Number 0-16200


                           CABLE TV FUND 14-B, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1024658
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          March 31,    December 31,
     ASSETS                                                                 1998           1997
     ------                                                             -------------  -------------

CASH                                                                    $ 95,044,345   $    173,628

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $26,884 and $133,188 at March 31, 1998 and December 31, 1997,
    respectively                                                             568,156      1,470,293

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                46,919,590    105,933,977
    Less- accumulated depreciation                                       (25,081,238)   (55,360,283)
                                                                        ------------   ------------

                                                                          21,838,352     50,573,694

    Franchise costs and other intangible assets, net of accumulated amortization of $27,742,717 and $84,913,605 at March 31, 1998
      and December 31, 1997, respectively                                 22,310,615     46,126,693
                                                                        ------------   ------------

                     Total investment in cable television properties      44,148,967     96,700,387

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              360,594        789,427
                                                                        ------------   ------------

                     Total assets                                       $140,122,062   $ 99,133,735
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                            March 31,    December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1998           1997
     -------------------------------------------                          -------------  -------------

LIABILITIES:
    Debt                                                                  $ 15,974,535   $ 54,185,513
    General Partner advances                                                   891,877        835,015
    Deferred brokerage fee                                                     920,000        920,000
    Accrued distributions to limited partners                               68,554,431              -
    Accrued distribution to joint venture partner                           25,484,569              -
    Trade accounts payable and accrued liabilities                             576,850      1,617,666
    Subscriber prepayments                                                     103,032        569,308
                                                                          ------------   ------------

                     Total liabilities                                     112,505,294     58,127,502
                                                                          ------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                             (130,051)     3,337,731
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                     (1,000)      (750,411)
                                                                          ------------   ------------

                                                                                     -       (749,411)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at March 31, 1998 and
            December 31, 1997)                                             112,127,301    112,127,301
        Accumulated deficit                                                (15,826,051)   (73,709,388)
        Distributions                                                      (68,554,431)             -
                                                                          ------------   ------------

                                                                            27,746,819     38,417,913
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $140,122,062   $ 99,133,735
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                     1998          1997
                                                                 ------------   -----------

REVENUES                                                         $ 10,536,074   $10,065,778

COSTS AND EXPENSES:
  Operating expenses                                                5,985,741     5,707,802
  Management fees and allocated overhead from General Partner       1,135,996     1,191,176
  Depreciation and amortization                                     3,670,505     3,391,164
                                                                 ------------   -----------

OPERATING LOSS                                                       (256,168)     (224,364)
                                                                 ------------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (971,605)     (953,184)
  Gain on sale of cable television system                          82,465,154             -
  Other, net                                                         (587,846)       50,717
                                                                 ------------   -----------

             Total other income (expense), net                     80,905,703      (902,467)
                                                                 ------------   -----------

CONSOLIDATED INCOME (LOSS) BEFORE MINORITY INTEREST                80,649,535    (1,126,831)

MINORITY INTEREST IN CONSOLIDATED (INCOME) LOSS                   (22,016,787)      161,132
                                                                 ------------   -----------

NET INCOME (LOSS)                                                $ 58,632,748   $  (965,699)
                                                                 ============   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                $    749,411   $    (9,657)
                                                                 ============   ===========

  Limited Partners                                               $ 57,883,337   $  (956,042)
                                                                 ============   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                   $     221.48   $     (3.66)
                                                                 ============   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                       261,353       261,353
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                             1998          1997
                                                                         ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 58,632,748   $  (965,699)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                         3,670,505     3,391,164
      Gain on sale of cable television system                             (82,465,154)            -
      Minority interest in consolidated income (loss)                      22,016,787      (161,132)
      Amortization of interest rate protection contract                             -         3,789
      Decrease in trade receivables                                           902,137     1,044,397
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                       13,026      (286,607)
      Increase (decrease) in General Partner advances                          56,862      (349,422)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                             (1,507,092)     (590,331)
                                                                         ------------   -----------

                 Net cash provided by operating activities                  1,319,819     2,086,159
                                                                         ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                  (1,626,556)   (1,444,879)
  Proceeds from sale of cable television system, net of brokerage fee     133,388,432             -
                                                                         ------------   -----------

                 Net cash provided by (used in) investing activities      131,761,876    (1,444,879)
                                                                         ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  1,900,000       400,000
  Repayment of debt                                                       (40,110,978)     (630,505)
  Distributions to limited partners                                       (68,554,431)            -
  Increase in accrued distributions to limited partners                    68,554,431             -
  Distribution to joint venture partner                                   (25,484,569)            -
  Increase in accrued distribution to joint venture partner                25,484,569             -
                                                                         ------------   -----------

                 Net cash used in financing activities                    (38,210,978)     (230,505)
                                                                         ------------   -----------

Increase in cash                                                           94,870,717       410,775

Cash, beginning of period                                                     173,628       840,309
                                                                         ------------   -----------

Cash, end of period                                                      $ 95,044,345   $ 1,251,084
                                                                         ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $  1,379,302   $ 1,237,731
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Partnership directly owns the cable television systems serving Surfside, South Carolina (the "Surfside System") and Littlerock, California (the "Littlerock System"). The Partnership has entered into separate agreements to sell the Surfside System (see Note 3) and the Littlerock System (see Note 4). The Venture owned the cable television system serving certain areas in Broward County, Florida (the "Broward System"). As discussed in Note 2 below, the Venture sold the Broward System on March 31, 1998. Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated.

(2) On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $136,808,648. The initial sales price of $140,000,000 was reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the initial sales price by $3,191,352. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers and the sales price will be adjusted upward. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The sale has been approved by the holders of a majority of the limited partnership interests of the Partnership.

      From the proceeds of the Broward System sale, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest or $524 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Broward System did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

     The pro forma effect of the sale of the Broward System on the results of the Partnership's operations for the three months ended March 31, 1998 and the year ended December 31, 1997, assuming the transaction had occurred on January 1, 1997, are presented in the following tabulations. As a result of the Broward System sale on March 31, 1998, the pro forma balance sheet effect as of March 31, 1998 is presented in the Unaudited Consolidated Balance Sheets.


                                                For the Three Months Ended March 31, 1998
                                             -----------------------------------------------
                                                                  Unaudited
                                                                  Pro Forma       Pro Forma
                                                As Reported      Adjustments      Balance
                                             ---------------  ---------------  -------------

REVENUES                                        $10,536,074     $ (7,064,891)    $3,471,183
COSTS AND EXPENSES:
  Operating expenses                              5,985,741       (3,981,015)     2,004,726
  Management fees and allocated overhead
     from General Partner                         1,135,996         (760,650)       375,346
  Depreciation and amortization                   3,670,505       (2,249,219)     1,421,286
                                                -----------      -----------      ---------

OPERATING LOSS                                     (256,168)         (74,007)      (330,175)

OTHER INCOME (EXPENSE):
  Interest expense                                 (971,605)         705,440       (266,165)
  Gain on sale of cable television system        82,465,154      (82,465,154)             -
  Other, net                                       (587,846)         590,963          3,117
                                                -----------      -----------      ---------

  Total other income (expense), net              80,905,703      (81,168,751)      (263,048)
                                                -----------      -----------      ---------

CONSOLIDATED INCOME BEFORE
  MINORITY INTEREST                              80,649,535      (81,242,758)      (593,223)

MINORITY INTEREST IN CONSOLIDATED INCOME        (22,016,787)      22,016,787              -
                                                -----------      -----------      ---------

NET INCOME                                      $58,632,748     $(59,225,971)    $ (593,223)
                                                ===========      ===========      =========


                                                    For the Year Ended December 31, 1998
                                             -----------------------------------------------
                                                                  Unaudited
                                                                  Pro Forma       Pro Forma
                                                As Reported      Adjustments      Balance
                                             ---------------  ---------------  -------------

REVENUES                                       $40,929,333     $(27,504,735)    $13,424,598
COSTS AND EXPENSES:
  Operating expenses                            22,717,178      (15,185,319)      7,531,859
  Management fees and allocated overhead
     from General Partner                        4,399,838       (2,976,883)      1,422,955
  Depreciation and amortization                 14,070,460       (8,775,019)      5,295,441
                                                ----------      -----------      ----------

OPERATING LOSS                                    (258,143)        (567,514)       (825,657)

OTHER INCOME (EXPENSE):
  Interest expense                              (3,903,254)       2,877,337      (1,025,917)
  Other, net                                        (8,561)             470          (8,091)
                                                ----------      -----------      ----------

  Total other income (expense), net             (3,911,815)       2,877,807      (1,034,008)
                                                ----------      -----------      ----------

CONSOLIDATED LOSS BEFORE
  MINORITY INTEREST                             (4,169,958)       2,310,293      (1,859,665)

MINORITY INTEREST IN CONSOLIDATED LOSS             626,089         (626,089)              -
                                                ----------      -----------      ----------

NET LOSS                                       $(3,543,869)    $  1,684,204     $(1,859,665)
                                                ==========      ===========      ==========


(3) On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur on June 30, 1998, is subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by the holders of a majority of the limited partnership interests of the Partnership.

     Upon the consummation of the proposed sale of the Surfside System, the Partnership will retain approximately $443,000 of the sale proceeds for working capital purposes, repay all of its indebtedness (including $15,800,000 borrowed under its credit facility, $143,000 in advances from the General Partner and capital lease obligations of $143,900), pay a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, pay a deferred acquisition fee of $920,000 to The Jones Group and then the approximate $32,800,000 of net sale proceeds will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Surfside System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners a return of $125 for each $500 limited partnership interest, or $250 for each $1,000 invested in the Partnership.

     Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Broward System and the anticipated distribution of the net proceeds from the sale of the Surfside System, limited partners of the Partnership will have received a total of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

(4) On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the Littlerock System to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in the fourth quarter of 1998. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties. The General Partner expects to conduct a vote of the limited partners on the Littlerock System sale during the third quarter of 1998.

     Upon the consummation of the proposed sale of the Littlerock System, the Partnership will distribute the net sale proceeds of approximately $10,838,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $41 for each $500 limited partner interest, or $82 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the anticipated distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $428 for each $500 limited partnership interest, or $856 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Littlerock System, the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System sale proceeds.

     The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale.

(5) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended March 31, 1998 and 1997 were $526,804 and $503,289, respectively.

     The Partnership and the Venture reimburse the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1998 and 1997 were $609,192 and $687,887, respectively.

(6)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                March 31, 1998   December 31, 1997
                                                ---------------  ------------------
          ASSETS
          ------

Cash and accounts receivable                      $ 94,638,668        $  1,688,123

Investment in cable television properties                    -          51,847,372

Other assets                                            24,430             620,522
                                                  ------------        ------------

     Total assets                                 $ 94,663,098        $ 54,156,017
                                                  ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                            $            -        $ 39,597,617

Payables and accrued liabilities                    94,787,789           1,886,849

Partners' contributed capital                       70,000,000          70,000,000

Distributions to joint venture partners            (94,039,000)                  -

Accumulated capital (deficit)                       23,914,309         (57,328,449)
                                                  ------------        ------------

     Total liabilities and partners' capital      $ 94,663,098        $ 54,156,017
                                                  ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  1998         1997
                                                              -----------    -----------

Revenues                                                       $ 7,064,891   $6,844,105

Operating expenses                                               3,981,015    3,833,754

Management fees and allocated overhead from General Partner        760,650      813,632

Depreciation and amortization                                    2,249,219    2,121,717
                                                               -----------   ----------

Operating income                                                    74,007       75,002

Interest expense                                                  (705,440)    (703,657)

Gain on sale of cable television system                         82,465,154            -

Other, net                                                        (590,963)      34,071
                                                               -----------   ----------

     Net income (loss)                                         $81,242,758   $ (594,584)
                                                               ===========   ==========

     Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $353,245 and $407,405, respectively, for the three month period ended March 31, 1998, and $342,205 and $471,427, respectively, for the three month period ended March 31, 1997.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ----------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns the Surfside System and the Littlerock System and the Partnership owns a 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Fund 14-A.

The Partnership-

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated party for a sales price of $136,808,648. The Partnership has distributed its portion ($68,554,431, or approximately $524 for each $1,000 invested in the Partnership) of the net sale proceeds to its limited partners of record as of March 31, 1998. Refer to the Venture's portion of this Management's Discussion and Analysis of Financial Condition for information pertinent to the sale of the Broward System.

     On November 4, 1997, the Partnership entered into an asset purchase agreement to sell the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur on June 30, 1998, is subject to several conditions, including necessary governmental and other third party consents.
The sale has been approved by the holders of a majority of the limited partnership interests of the Partnership.

     Upon the consummation of the proposed sale of the Surfside System, the Partnership will retain $443,000 of the sale proceeds for working capital purposes, repay all of its indebtedness (including $15,800,000 borrowed under its credit facility, $143,000 in advances from the General Partner and capital lease obligations of $143,900), pay a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, pay a deferred acquisition fee of $920,000 to The Jones Group and then the approximate $32,800,000 of net sale proceeds will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Surfside System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners a return of $125 for each $500 limited partnership interest, or $250 for each $1,000 invested in the Partnership.

     Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Broward System and the anticipated distribution of the net proceeds from the sale of the Surfside System, limited partners of the Partnership will have received a total of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

     On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the Littlerock System to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in the fourth quarter of 1998. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the agreement or the transactions contemplated thereby, and the consents of governmental authorities and other third parties. The General Partner expects to conduct a vote of the limited partners on the Littlerock System sale during the third quarter of 1998.

     Upon the consummation of the proposed sale of the Littlerock System, the Partnership will distribute the net sale proceeds of approximately $10,838,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $41 for each $500 limited partner interest, or $82 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $428 for each $500 limited partner interest, or $856 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Littlerock System, the Surfside System and the Broward System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System sale proceeds.

     The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale.

     For the three months ended March 31, 1998, the Surfside System and Littlerock System generated net cash from operating activities totaling $35,235, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $690,000 on capital additions during the first quarter of 1998 in its Surfside System and Littlerock System. Approximately 40 percent of the expenditures was for the construction of drops to subscribers' homes. Approximately 36 percent of these expenditures was for the construction of cable plant extensions related to new homes passed. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's cable television systems until they are sold.
Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1998 are approximately $1,068,000. Approximately 49 percent of these expenditures are expected to be used for the construction of plant extensions related to new homes passed in the Partnership's systems. Approximately 35 percent are expected to be used for service drops to homes. The remainder of these expenditures is for other capital expenditures to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the closing of the sale of the Partnership's systems, the Partnership will make only the portion of the 1998 budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of its systems. Funding for these improvements will be provided by cash generated from operations and borrowings under the Partnership's credit facility.

     The Partnership has a reducing revolving credit facility with an available commitment of $18,000,000. At March 31, 1998, the balance outstanding was $15,800,000, leaving $2,200,000 available for future borrowings. On September 30, 1998, the maximum amount available begins to reduce quarterly until December 31, 2003 when the amount available will be zero. This credit facility will be paid in full upon the sale of the Surfside System. Interest on the reducing revolving credit facility is at the Partnership's option of the Base Rate, the London Interbank Offered Rate ("LIBOR") plus 1 percent, or the Certificate of Deposit Rate ("CD Rate") plus 1-1/8 percent. The effective interest rates on amounts outstanding as of March 31, 1998 and 1997 were 6.72 percent and 6.66 percent, respectively.

     The Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under the reducing revolving credit facility to meet its presently anticipated needs.

The Venture-

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $136,808,648. The initial sales price of $140,000,000 was reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the initial sales price by $3,191,352. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers and the sales price will be adjusted upward. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

     From the proceeds of the Broward System sale, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group for acting as a broker in this transaction.
he Venture distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

     For the three months ended March 31, 1998, the Venture generated net cash from operating activities totaling $1,284,584 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $937,000 on capital additions during the first quarter of 1998. The construction of service drops to homes accounted for approximately 49 percent of the expenditures. Cable television plant extensions related to new homes passed accounted for approximately 38 percent of these expenditures. The remainder of these expenditures was for other capital expenditures to maintain the value of the Broward System until it was sold on March 31, 1998. These capital expenditures were funded primarily from cash on hand and cash generated from operations.

RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                       For the Three Months Ended March 31, 1998
                                                       ------------------------------------------
                                                       Partnership      Venture
                                                          Owned          Owned      Consolidated
                                                       ------------  -------------  -------------

Revenues                                                $3,471,183   $  7,064,891   $ 10,536,074

Operating expenses                                       2,004,726      3,981,015      5,985,741

Management fees and allocated
 overhead from General Partner                             375,346        760,650      1,135,996

Depreciation and amortization                            1,421,286      2,249,219      3,670,505
                                                        ----------   ------------   ------------

Operating income (loss)                                   (330,175)        74,007       (256,168)

Interest expense                                          (266,165)      (705,440)      (971,605)

Gain on sale of cable television system                          -     82,465,154     82,465,154

Other, net                                                   3,117       (590,963)      (587,846)
                                                        ----------   ------------   ------------

Consolidated income (loss) before minority interest       (593,223)    81,242,758     80,649,535

Minority interest in consolidated (income) loss                  -    (22,016,787)   (22,016,787)
                                                        ----------   ------------   ------------

Net income (loss)                                       $ (593,223)  $ 59,225,971   $ 58,632,748
                                                        ==========   ============   ============
                                                       For the Three Months Ended March 31, 1997
                                                       -----------------------------------------
                                                       Partnership   Venture
                                                       Owned         Owned          Consolidated
                                                       -----------   ------------   ------------

Revenues                                                $3,221,673   $  6,844,105   $ 10,065,778

Operating expenses                                       1,874,048      3,833,754      5,707,802

Management fees and allocated
 overhead from General Partner                             377,544        813,632      1,191,176

Depreciation and amortization                            1,269,447      2,121,717      3,391,164
                                                        ----------   ------------   ------------

Operating income (loss)                                   (299,366)        75,002       (224,364)

Interest expense                                          (249,527)      (703,657)      (953,184)

Other, net                                                  16,646         34,071         50,717
                                                        ----------   ------------   ------------

Consolidated loss before minority interest                (532,247)      (594,584)    (1,126,831)

Minority interest in consolidated loss                           -        161,132        161,132
                                                        ----------   ------------   ------------

Net loss                                                $ (532,247)  $   (433,452)  $   (965,699)
                                                        ==========   ============   ============

Partnership owned -
-----------------

     Revenues of the Partnership's Surfside System and Littlerock System increased $249,510, or approximately 8 percent, to $3,471,183 for the three months ended March 31, 1998 from $3,221,673 for the comparable 1997 period. Basic service rate increases accounted for approximately 40 percent of the increase in revenues. The number of basic subscribers totaled 28,001 at March 31, 1998 compared to 26,856 at March 31, 1997, an increase of 1,145, or approximately 4 percent. This increase in basic subscribers accounted for approximately 33 percent of the increase in revenues. Increases in advertising activity accounted for approximately 8 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $130,678, or approximately 7 percent, to $2,004,726 for the three months ended March 31, 1998 from $1,874,048 for the comparable 1997 period. This increase in operating expenses was primarily due to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses. Operating expenses represented approximately 58 percent of revenue for both 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $118,832, or approximately 9 percent, to $1,466,457 for the three months ended March 31, 1998 from $1,347,625 for the comparable 1997 period due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $2,198, or less than 1 percent, to $375,346 for the three months ended March 31, 1998 from $377,544 for the comparable 1997 period. This decrease was primarily due to a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense increased $151,839, or approximately 12 percent, to $1,421,286 for the three months ended March 31, 1998 from $1,269,447 for the comparable 1997 period. This increase was due to capital additions to the Partnership's asset base.

     Operating loss increased $30,809, or approximately 10 percent, to $330,175 for the three months ended March 31, 1998 from $299,366 for the comparable 1997 period. This increase was due to the increase in depreciation and amortization exceeding the increase in operating cash flow.

      Interest expense increased $16,638, or approximately 7 percent, to $266,165 for the three months ended March 31, 1998 from $249,527 for the comparable 1997 period. This increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

      Net loss increased $60,976, or approximately 11 percent, to $593,223 for the three months ended March 31, 1998 from $532,247 for the comparable 1997 period. These losses were primarily the result of the factors discussed above.

Venture owned -
-------------

      In addition to its ownership of the Surfside System and the Littlerock System, the Partnership owns a 73 percent interest in the Venture.

      Revenues of the Venture's Broward County System increased $220,786, or approximately 3 percent, to $7,064,891 for the three months ended March 31, 1998 from $6,844,105 for the comparable 1997 period. Basic service rate increases accounted for approximately 84 percent of the increase in revenues. The number of basic subscribers totaled 52,302 at March 31, 1998 compared to 52,042 at March 31, 1997, an increase of 260 basic subscribers. This increase in basic subscribers accounted for approximately 14 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

      Operating expenses increased $147,261, or approximately 4 percent, to $3,981,015 for the three months ended March 31, 1998 from $3,833,754 for the comparable 1997 period. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor significantly affected the increase in operating expenses. Operating expenses represented approximately 56 percent of revenue for both 1998 and 1997.

     Operating cash flow increased $73,525, or approximately 2 percent, to $3,083,876 for the three months ended March 31, 1998 from $3,010,351 for the comparable 1997 period due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $52,982, or approximately 7 percent, to $760,650 for the three months ended March 31, 1998 from $813,632 for the comparable 1997 period. This decrease was primarily due to a decrease in allocated overhead from Jones Intercable, Inc.

     Depreciation and amortization expense increased $127,502, or approximately 6 percent, to $2,249,219 for the three months ended March 31, 1998 from $2,121,717 for the comparable 1997 period. This increase was attributable to capital additions to the Venture's asset base.

     Operating income decreased $995, or approximately 1 percent, to $74,007 for the three months ended March 31, 1998 from $75,002 for the comparable 1997 period. This decrease was due to the increase in depreciation and amortization exceeding the increase in operating cash flow.

      Interest expense increased $1,783, or less than 1 percent, to $705,440 for the three months ended March 31, 1998 from $703,657 for the comparable 1997 period due to higher effective interest rates on interest bearing obligations during the period.

      For the three months ended March 31, 1998, the Venture reported a gain from the sale of the Broward System of $82,465,154. No similar gain was reported for the comparable 1997 period.

      The Venture reported net income of $81,242,758 for the three months ended March 31, 1998 compared to a net loss of $594,584 for the comparable period in 1997. This change was due to the gain on the sale of the Broward System in March 1998.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sales of the Broward System and the Surfside System were subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Limited partners of record at the close of business on January 1, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for each of the system sales:


                            No. of
                           Interests         Approved          Against         Abstained    Did Not Vote
                          Entitled to   ------------------  ---------------  ------------  --------------
                              Vote        No.        %       No.      %       No.    %      No.       %
                          -----------   -------  ---------  -----  --------  -----  -----  ------   -----

   Broward System Sale     261,353      160,374      61.4   2,813      1.0   4,301  1.6    93,865    36.0
   Surfside System Sale    261,353      159,569      61.0   3,334      1.3   4,473  1.7    93,977    36.0


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

                                         CABLE TV FUND 14-B, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:/S/ Kevin P. Coyle
                                            ----------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)



Dated:  May 13, 1998