Form 10-Q
period 1998-06-30
CABLE TV FUND 14 B LTD
filed 1998-08-13
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------
                                       or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

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

Yes  X                                                                   No
   -----                                                                   _____

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                              June 30,      December 31,
         ASSETS                                                                 1998           1997
         ------                                                             ------------   -------------

CASH                                                                        $ 34,009,629   $     173,628

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $13,745 and $133,188 at June 30, 1998 and December 31, 1997,
  respectively                                                                   395,295       1,470,293

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       8,798,325     105,933,977
  Less- accumulated depreciation                                              (4,125,146)    (55,360,283)
                                                                             -----------    ------------

                                                                               4,673,179      50,573,694

  Franchise costs and other intangible assets, net of accumulated amortization of $1,895,632 and $84,913,605 at June 30, 1998
   and December 31, 1997, respectively                                           736,928      46,126,693
                                                                             -----------    ------------

                Total investment in cable television properties                5,410,107      96,700,387

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                2,162,137         789,427
                                                                             -----------    ------------

                Total assets                                                $ 41,977,168    $ 99,133,735
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                              June 30,            December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1998                 1997
         -------------------------------------------                       --------------        -------------
LIABILITIES:
    Debt                                                                   $       29,494        $  54,185,513
    General Partner advances                                                    1,200,082              835,015
    Deferred brokerage fee                                                            -                920,000
    Accrued distributions to limited partners                                  34,313,575                  -
    Accrued distribution to joint venture partner                                 452,433                  -
    Trade accounts payable and accrued liabilities                                140,017            1,617,666
    Subscriber prepayments                                                            -                569,308
                                                                            -------------         ------------

                  Total liabilities                                            36,135,601           58,127,502
                                                                            -------------         ------------

MINORITY INTEREST IN CABLE TELEVISION
  JOINT VENTURE                                                                   (96,378)           3,337,731
                                                                            -------------         ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000                1,000
    Accumulated deficit                                                            (1,000)            (750,411)
                                                                            -------------         ------------

                                                                                      -               (749,411)
                                                                            -------------         ------------

  Limited Partners-
    Net contributed capital (261,353 units
      outstanding at June 30, 1998 and
      December 31, 1997)                                                      112,127,301          112,127,301
    Accumulated deficit                                                        (3,321,350)         (73,709,388)
    Distributions                                                            (102,868,006)                 -
                                                                            -------------         ------------

                                                                                5,937,945           38,417,913
                                                                            -------------         ------------

                Total liabilities and partners' capital (deficit)           $  41,977,168         $ 99,133,735
                                                                            =============         ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                For the Three Months Ended            For the Six Months Ended
                                                         June 30,                              June 30,
                                                --------------------------            ------------------------

                                                   1998           1997                    1998          1997
                                                -----------    -----------            -----------   -----------

REVENUES                                        $ 3,623,059    $10,350,148            $14,159,133   $20,415,926

COSTS AND EXPENSES:
  Operating expenses                              1,954,079      5,792,380              7,939,820    11,500,182
  Management fees and allocated overhead
    from General Partner                            396,691      1,059,667              1,532,687     2,250,843
  Depreciation and amortization                   1,455,631      3,462,605              5,126,136     6,853,769
                                                -----------    -----------            -----------   -----------

OPERATING INCOME (LOSS)                            (183,342)        35,496               (439,510)     (188,868)
                                                -----------    -----------            -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (277,335)      (977,736)            (1,248,940)   (1,930,920)
  Gain on sale of cable television system        15,035,149              -             97,500,303             -
  Other, net                                     (1,583,665)       (14,197)            (2,171,511)       36,520
                                                -----------    -----------            -----------   -----------

          Total other income (expense), net      13,174,149       (991,933)            94,079,852    (1,894,400)
                                                -----------    -----------            -----------   -----------

CONSOLIDATED INCOME (LOSS)
  BEFORE MINORITY INTEREST                       12,990,807       (956,437)            93,640,342    (2,083,268)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                       (486,106)       155,767            (22,502,893)      316,899
                                                -----------    -----------            -----------   -----------

NET INCOME (LOSS)                               $12,504,701    $  (800,670)           $71,137,449   $(1,766,369)
                                                ===========    ===========            ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $          -    $    (8,007)           $   749,411   $   (17,664)
                                                ===========    ===========            ===========   ===========

  Limited Partners                              $12,504,701    $  (792,663)           $70,388,038   $(1,748,705)
                                                ===========    ===========            ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $     47.84    $     (3.03)           $    269.32   $     (6.69)
                                                ===========    ===========            ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 261,353        261,353                261,353       261,353
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                             For the Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                                 1998          1997
                                                                            -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  71,137,449   $(1,766,369)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                               5,126,136     6,853,769
    Gain on sale of cable television system                                   (97,500,303)            -
    Minority interest in consolidated net income (loss)                        22,502,893      (316,899)
    Decrease in trade receivables                                               1,074,998       313,505
    Increase in deposits, prepaid expenses and deferred charges                (1,920,133)     (545,711)
    Increase (decrease) in General Partner advances                               365,067       (43,991)
    Decrease in trade accounts payable and accrued liabilities and
     subscriber prepayments                                                    (2,966,957)     (200,077)
                                                                             -------------   -----------

       Net cash provided by (used in) operating activities                     (2,180,850)    4,294,227
                                                                             -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                                       (2,500,630)   (3,078,039)
 Proceeds from sales of cable television systems, net of brokerage fees       186,712,500             -
                                                                             -------------   -----------

       Net cash provided by (used in) investing activities                    184,211,870    (3,078,039)
                                                                             -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                       2,010,948     1,006,551
 Repayment of debt                                                            (56,166,967)   (2,066,123)
 Distributions to limited partners                                           (102,868,006)            -
 Increase in accrued distributions to limited partners                         34,313,575             -
 Distributions to joint venture partner                                       (25,937,002)            -
 Increase in accrued distribution to joint venture partner                        452,433             -
                                                                             -------------   -----------

        Net cash used in financing activities                                (148,195,019)   (1,059,572)
                                                                             -------------   -----------

Increase in cash                                                               33,836,001       156,616

Cash, beginning of period                                                         173,628       840,309
                                                                             -------------   -----------

Cash, end of period                                                          $ 34,009,629    $  996,925
                                                                             =============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                               $  1,746,772    $2,176,869
                                                                            =============   ============

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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 73 percent interest and Fund 14-A owns a 27 percent interest. The Venture's only asset was the cable television system serving certain areas in Broward County, Florida (the "Broward System"). The Venture sold the Broward System on March 31, 1998 (see Note 2). Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated. The Partnership directly owns the cable television system serving Littlerock, California (the "Littlerock System"). The Partnership sold the cable television system serving Surfside, South Carolina (the "Surfside System") on June 30, 1998 (see Note 3) and has entered into an agreement to sell the Littlerock System (see Note 4).

(2) On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

         From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a
2.5 percent brokerage fee of $3,420,216 to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest or $524 for each $1,000 invested in the Partnership.

         From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership will distribute the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

(3) On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, paid a deferred acquisition fee of $920,000 to The Jones Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution will be made in August 1998. Such distribution represents approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership.

         Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Broward System and the sale of the Surfside System, limited partners of the Partnership will have received a total of $394 for each $500 limited partnership interest, or $788 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

         The pro forma effect of the sale of the Surfside System and the sale of the Broward System on the results of the Partnership's operations for the six months ended June 30, 1998 and 1997, assuming the transactions had occurred on January 1, 1997, are presented in the following tabulations.

                            For the Six Months Ended June 30, 1998
                           ---------------------------------------

                                           Unaudited
                                           Pro Forma     Pro Forma
                           As Reported    Adjustments     Balance
                           ------------  -------------  -----------

REVENUES                   $14,159,133   $(12,870,390)  $1,288,743
                           ===========   ============   ==========

OPERATING INCOME (LOSS)    $  (439,510)  $    439,630   $      120
                           ===========   ============   ==========

NET INCOME (LOSS)          $71,137,449   $(71,138,935)  $   (1,486)
                           ===========   ============   ==========


                           For the Six Months Ended June 30, 1997
                           ---------------------------------------

                                           Unaudited
                                           Pro Forma    Pro Forma
                           As Reported    Adjustments    Balance
                           ------------  -------------  ----------

REVENUES                   $20,415,926   $(19,154,484)  $1,261,342
                           ===========   ============   ==========

OPERATING INCOME (LOSS)    $  (188,868)  $    285,376   $   96,508
                           ===========   ============   ==========

NET INCOME (LOSS)          $(1,766,369)  $  1,856,410   $   90,041
                           ===========   ============   ==========

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

         Upon the consummation of the proposed sale of the Littlerock System, based upon financial information as of June 30, 1998, the Partnership will settle working capital adjustments, repay capital lease obligations of $29,494 and then the Partnership will distribute the net sale proceeds of approximately $11,039,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $42 for each $500 limited partner interest, or $84 for each $1,000 invested in the Partnership.

         Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $436 for each $500 limited partnership interest, or $872 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Surfside System, the Broward System and the anticipated distribution from the sale of the Littlerock System will not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System's sale proceeds.

         The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale. The General Partner anticipates that the Partnership will be liquidated and dissolved in the first quarter of 1999.

(5) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and six month periods ended June 30, 1998 were $181,153 and $707,957, respectively, compared to $517,507 and $1,020,796, respectively, for the similar 1997 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1998 were $215,538 and $824,730, respectively, compared to $542,160 and $1,230,047, respectively, for the similar 1997 periods.

(6)  Financial information regarding the Venture is presented below:

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                June 30, 1998   December 31, 1997
                                                --------------  ------------------
          ASSETS
          ------
Cash and accounts receivable                    $           -   $       1,688,123

Investment in cable television properties                   -          51,847,372

Other assets                                        2,290,433             620,522
                                                 ------------        ------------

     Total assets                               $   2,290,433   $      54,156,017
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                            $           -   $      39,597,617

Payables and accrued liabilities                    2,290,433           1,886,849

Partners' contributed capital                      70,000,000          70,000,000

Distributions to joint venture partners           (95,708,056)                  -

Accumulated capital (deficit)                      25,708,056         (57,328,449)
                                                 ------------        ------------

     Total liabilities and partners' capital    $   2,290,433   $      54,156,017
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended    For the Six Months Ended
                                                      June 30,                   June 30,
                                           ---------------------------   -------------------------

                                               1998            1997         1998          1997
                                           ------------   ------------   -----------   -----------

Revenues                                   $          -   $  6,934,990   $ 7,064,891   $13,779,095

Operating expenses                                    -      3,877,200     3,981,015     7,710,954

Management fees and allocated overhead
  from General Partner                                -        720,372       760,650     1,534,004

Depreciation and amortization                         -      2,182,538     2,249,219     4,304,255
                                           ------------   ------------   -----------   -----------

Operating income                                      -        154,880        74,007       229,882

Interest expense                                      -       (719,372)     (705,440)   (1,423,029)

Gain on sale of cable television system       3,111,568              -    85,576,722             -

Other, net                                   (1,317,821)       (10,295)   (1,908,784)       23,776
                                           ------------   ------------   -----------   -----------

          Net income (loss)                $  1,793,747   $   (574,787)  $83,036,505   $(1,169,371)
                                           ============   ============   ===========   ===========

          Management fees paid to the General Partner by the Venture totaled $-0- and $353,245, respectively, for the three and six month periods ended June 30, 1998, compared to $346,750 and $688,955, respectively, for the similar 1997 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $-0- and $407,405, respectively, for the three and six month periods ended June 30, 1998, compared to $373,622 and $845,049 for the similar 1997 periods.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns the Littlerock System and it owned the Surfside System until its sale on June 30, 1998. The Partnership also owns a 73 percent interest in the Venture. The accompanying financial statements include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Fund 14-A.

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

     From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest or $524 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership will distribute the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

     On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, paid a deferred acquisition fee of $920,000 to The Jones Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution will be made in August 1998. Such distribution represents approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership.

     Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Broward System and the sale of the Surfside System, limited partners of the Partnership will have received a total of $394 for each $500 limited partnership interest, or $788 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System will not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Surfside System's sale proceeds.

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

     Upon the consummation of the proposed sale of the Littlerock System, based upon financial information as of June 30, 1998, the Partnership will settle working capital adjustments, repay capital lease obligations of $29,494 and then the Partnership will distribute the net sale proceeds of approximately $11,039,000 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $42 for each $500 limited partner interest, or $84 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $436 for each $500 limited partnership interest, or $872 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Surfside System, the Broward System and the anticipated distribution from the sale of the Littlerock System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System's sale proceeds.

     The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale. The General Partner anticipates that the Partnership will be liquidated and dissolved in the first quarter of 1999.

     For the six months ended June 30, 1998, the Partnership expended approximately $1,564,000 on capital additions in its Surfside System and Littlerock System. Approximately 42 percent of these expenditures was for the construction of cable plant extensions related to new homes passed. Approximately 37 percent of the expenditures was for the construction of drops to subscribers' homes. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's cable television systems until they are sold. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1998 are approximately $378,000. Approximately 34 percent of these expenditures are expected to be used for the construction of plant extensions related to new homes passed. Approximately 34 percent are expected to be used for service drops to homes. The remainder of these expenditures is for other capital expenditures to maintain the value of the Partnership's Littlerock System until it is sold. Depending upon the timing of the closing of the sale of the Partnership's Littlerock System, the Partnership will make only the portion of the 1998 budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the system. Funding for these improvements will be provided by cash generated from operations and cash on hand. The Partnership is obligated to conduct its business in the ordinary course until the Littlerock System is sold.

     The Partnership repaid the outstanding balance of its reducing revolving credit facility, which totaled $15,800,000, from the proceeds of the sale of the Surfside System on June 30, 1998. The Partnership therefore has no material debt outstanding.

     The Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs until the Littlerock System is sold.


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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.


RESULTS OF OPERATIONS
---------------------

The results of operations for the Partnership are summarized in the selected financial data below:

                                                 For the Three Months Ended June 30, 1998
                                                 ------------------------------------------
                                                 Partnership      Venture
                                                    Owned          Owned      Consolidated
                                                 ------------  -------------  -------------

Revenues                                         $ 3,623,059   $          -   $  3,623,059

Operating expenses                                 1,954,079              -      1,954,079

Management fees and allocated
 overhead from General Partner                       396,691              -        396,691

Depreciation and amortization                      1,455,631              -      1,455,631
                                                 -----------   ------------   ------------

Operating loss                                      (183,342)             -       (183,342)
                                                 -----------   ------------   ------------

Interest expense                                    (277,335)             -       (277,335)

Gain on sale of cable television system           11,923,581      3,111,568     15,035,149

Other, net                                          (265,844)    (1,317,821)    (1,583,665)
                                                 -----------   ------------   ------------

Consolidated income before minority interest      11,197,060      1,793,747     12,990,807

Minority interest in consolidated income                   -       (486,106)      (486,106)
                                                 -----------   ------------   ------------

Net income                                       $11,197,060   $  1,307,641   $ 12,504,701
                                                 ===========   ============   ============


                                                 For the Three Months Ended June 30, 1997
                                                 ------------------------------------------
                                                  Partnership     Venture
                                                    Owned          Owned       Consolidated
                                                 ------------   ------------   ------------
Revenues                                         $ 3,415,158   $  6,934,990   $ 10,350,148

Operating expenses                                 1,915,180      3,877,200      5,792,380

Management fees and allocated
 overhead from General Partner                       339,295        720,372      1,059,667

Depreciation and amortization                      1,280,067      2,182,538      3,462,605
                                                 -----------   ------------   ------------

Operating income (loss)                             (119,384)       154,880         35,496
                                                 -----------   ------------   ------------

Interest expense                                    (258,364)      (719,372)      (977,736)

Other, net                                            (3,902)       (10,295)       (14,197)
                                                 -----------   ------------   ------------

Consolidated loss before minority interest          (381,650)      (574,787)      (956,437)

Minority interest in consolidated loss                     -        155,767        155,767
                                                 -----------   ------------   ------------

Net loss                                         $  (381,650)  $   (419,020)  $   (800,670)
                                                 ===========   ============   ============


                                                  For the Six Months Ended June 30, 1998
                                                 -----------------------------------------
                                                 Partnership      Venture
                                                    Owned          Owned      Consolidated
                                                 ------------   -----------   ------------
Revenues                                         $ 7,094,242   $  7,064,891   $ 14,159,133

Operating expenses                                 3,958,805      3,981,015      7,939,820

Management fees and allocated
 overhead from General Partner                       772,037        760,650      1,532,687

Depreciation and amortization                      2,876,917      2,249,219      5,126,136
                                                 -----------   ------------   ------------

Operating income (loss)                             (513,517)        74,007       (439,510)
                                                 -----------   ------------   ------------

Interest expense                                    (543,500)      (705,440)    (1,248,940)

Gain on sale of cable television system           11,923,581     85,576,722     97,500,303

Other, net                                          (262,727)    (1,908,784)    (2,171,511)
                                                 -----------   ------------   ------------

Consolidated income before minority interest      10,603,837     83,036,505     93,640,342

Minority interest in consolidated income                   -    (22,502,893)   (22,502,893)
                                                 -----------   ------------   ------------

Net income                                       $10,603,837   $ 60,533,612   $ 71,137,449
                                                 ===========   ============   ============


                                                   For the Six Months Ended June 30, 1997
                                                 ---------------------------------------
                                                 Partnership     Venture
                                                   Owned          Owned      Consolidated
                                                 ------------   ----------   ------------
Revenues                                         $ 6,636,831   $ 13,779,095   $ 20,415,926

Operating expenses                                 3,789,228      7,710,954     11,500,182

Management fees and allocated
 overhead from General Partner                       716,839      1,534,004      2,250,843

Depreciation and amortization                      2,549,514      4,304,255      6,853,769
                                                 -----------   ------------   ------------

Operating income (loss)                             (418,750)       229,882       (188,868)
                                                 -----------   ------------   ------------

Interest expense                                    (507,891)    (1,423,029)    (1,930,920)

Other, net                                            12,744         23,776         36,520
                                                 -----------   ------------   ------------

Consolidated loss before minority interest          (913,897)    (1,169,371)    (2,083,268)

Minority interest in consolidated loss                     -        316,899        316,899
                                                 -----------   ------------   ------------

Net loss                                         $  (913,897)  $   (852,472)  $ (1,766,369)
                                                 ===========   ============   ============

Partnership Owned -
-----------------

     Revenues of the Partnership's Surfside System and Littlerock System increased $207,901, or approximately 6 percent, to $3,623,059 for the three months ended June 30, 1998 from $3,415,158 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, revenues increased $457,411, or approximately 7 percent, to $7,094,242 in 1998 from $6,636,831 in
1997. These increases in revenues were due primarily to basic service rate increases and increases in the number of basic subscribers. Basic service rate increases accounted for approximately 45 percent and 42 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1998. The number of basic subscribers increased 1,440, or approximately 5 percent, to 28,558 at June 30, 1998 from 27,118 at June 30, 1997. The increase in the number of basic subscribers accounted for approximately 50 percent and 41 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1998. No other individual factor was significant to these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $38,899, or approximately 2 percent, to $1,954,079 for the three month period ended June 30, 1998 from $1,915,180 for the comparable 1997 period. For the six month periods ended June 30, 1998 and 1997, operating expenses increased $169,577, or approximately 4 percent, to $3,958,805 at June 30, 1998 from $3,789,228 at June 30, 1997. These increases were primarily due to increases in programming fees. No other individual factor significantly affected the increases in operating expenses. Operating expenses represented 54 percent and 56 percent, respectively, of revenues for the three and six month periods ended June 30, 1998, compared to 56 percent and 57 percent, respectively, in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $169,002, or approximately 11 percent, to $1,668,980 for the three months ended June 30, 1998 from $1,499,978 for the three months ended June 30, 1997. For the six month periods ended June 30, 1998 and 1997, operating cash flow increased $287,834, or approximately 10 percent, to $3,135,437 in 1998 from $2,847,603 in 1997. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $57,396, or approximately 17 percent, to $396,691 for the three month period ended June 30, 1998 from $339,295 for the comparable 1997 period. This increase was primarily due to the timing of certain expenses allocated from Jones Intercable, Inc. For the six month periods ended June 30, 1998 and 1997, management fees and allocated overhead from the General Partner increased $55,198, or approximately 8 percent, to $772,037 at June 30, 1998 from $716,839 at June 30, 1997. This increase was primarily due to the increases in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense increased $175,564, or approximately 14 percent, to $1,455,631 for the three month period ended June 30, 1998 from $1,280,067 for the comparable 1997 period. For the six month periods ended June 30, 1998 and 1997, depreciation and amortization expense increased $327,403, or approximately 13 percent, to $2,876,917 at June 30, 1998 from $2,549,514 at June 30, 1997. These increases were due to capital additions during 1998.

     Operating loss increased $63,958, or approximately 54 percent, to $183,342 for the three month period ended June 30, 1998 from $119,384 for the comparable 1997 period. For the six month periods ended June 30, 1998 and 1997, operating loss increased $94,767, or approximately 23 percent, to $513,517 at June 30, 1998 from $418,750 at June 30, 1997. These decreases were due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in operating cash flow.

     Interest expense increased $18,971, or approximately 7 percent, to $277,335 for three months ended June 30, 1998 from $258,364 for the three months ended June 30, 1997. For the six month periods ended June 30, 1998 and 1997, interest expense increased $35,609, or approximately 7 percent, to $543,500 at June 30, 1998 from $507,891 at June 30, 1997. These increases were primarily due to higher outstanding balances on interest bearing obligations during the period.


     For the three and six month periods ended June 30, 1998, the Partnership reported a gain of $11,923,581 from the sale of the Surfside System. No similar gain was reported for either the three or six month periods in 1997.

     For the three months ended June 30, 1998, the Partnership reported net income of $11,197,060 compared to a net loss of $381,650 for the similar 1997 period. For the six months ended June 30, 1998, the Partnership reported net income of $10,603,837 compared to a net loss of $913,897 for the similar 1997 period. These changes were primarily due to the gain from the sale of the Surfside System in June 1998.

Venture Owned -
-------------

     The Venture's only asset was the Broward System which was sold on March 31, 1998. The Venture will be liquidated and dissolved before the end of 1998.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated July 14, 1998, reported that on June 30, 1998 the Partnership sold the Surfside System to an unaffiliated party for a sales price of $51,500,000, subject to customary closing adjustments.

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



Dated:  August 13, 1998