Form 10-Q
period 1998-09-30
CABLE TV FUND 14 B LTD
filed 1998-11-13
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
                               ------------------
                                       or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to __________

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

                               (303) 792-3111
                     -----------------------------------
                         Registrant's telephone number


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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          September 30,   December 31,
                                    ASSETS                                    1998           1997
                                    ------                                --------------  -------------

CASH                                                                        $   842,083   $    173,628

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $14,073 and $133,188 at September 30, 1998 and December 31, 1997,
    respectively                                                                573,608      1,470,293

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                    8,891,065    105,933,977
    Less- accumulated depreciation                                           (4,294,838)   (55,360,283)
                                                                            -----------   ------------

                                                                              4,596,227     50,573,694

    Franchise costs and other intangible assets, net of accumulated amortization of $1,937,626 and $84,913,605 at September 30, 1998
      and December 31, 1997, respectively                                       694,934     46,126,693
                                                                            -----------   ------------

                     Total investment in cable television properties          5,291,161     96,700,387

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  49,330        789,427
                                                                            -----------   ------------

                     Total assets                                           $ 6,756,182   $ 99,133,735
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          September 30,   December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1998           1997
             -------------------------------------------                  --------------  -------------

LIABILITIES:
    Debt                                                                  $      27,737   $ 54,185,513
    General Partner advances                                                    217,525        835,015
    Deferred brokerage fee                                                            -        920,000
    Trade accounts payable and accrued liabilities                            1,071,450      1,617,666
    Subscriber prepayments                                                        4,313        569,308
                                                                          -------------   ------------

                     Total liabilities                                        1,321,025     58,127,502
                                                                          -------------   ------------

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                                     -      3,337,731
                                                                          -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                       1,000          1,000
        Accumulated deficit                                                      (6,028)      (750,411)
                                                                          -------------   ------------

                                                                                 (5,028)      (749,411)
                                                                          -------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at September 30, 1998 and
            December 31, 1997)                                              112,127,301    112,127,301
        Accumulated deficit                                                  (3,819,110)   (73,709,388)
        Distributions                                                      (102,868,006)             -
                                                                          -------------   ------------

                                                                              5,440,185     38,417,913
                                                                          -------------   ------------

                     Total liabilities and partners' capital (deficit)    $   6,756,182   $ 99,133,735
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                       September 30,                September 30,
                                               ----------------------------  ---------------------------
                                                   1998            1997          1998          1997
                                                ---------      -----------   ------------   -----------
REVENUES                                        $ 664,551      $10,219,629   $ 14,823,684   $30,635,555

COSTS AND EXPENSES:
  Operating expenses                              365,465        5,566,487      8,305,285    17,066,669
  Management fees and allocated overhead
    from General Partner                           74,137        1,067,426      1,606,824     3,318,269
  Depreciation and amortization                   218,562        3,535,390      5,344,698    10,389,159
                                                ---------      -----------   ------------   -----------

OPERATING INCOME (LOSS)                             6,387           50,326       (433,123)     (138,542)
                                                ---------      -----------   ------------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (933)      (1,008,237)    (1,249,873)   (2,939,157)
  Gain on sale of cable television systems              -                -     97,500,303             -
  Other, net                                     (411,864)         (16,383)    (2,583,375)       20,137
                                                ---------      -----------   ------------   -----------

          Total other income (expense), net      (412,797)      (1,024,620)    93,667,055    (2,919,020)
                                                ---------      -----------   ------------   -----------

CONSOLIDATED INCOME (LOSS)
  BEFORE MINORITY INTEREST                       (406,410)        (974,294)    93,233,932    (3,057,562)

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                            -          146,037    (22,599,271)      462,936
                                                ---------      -----------   ------------   -----------

NET INCOME (LOSS)                               $(406,410)     $  (828,257)  $ 70,634,661   $(2,594,626)
                                                =========      ===========   ============   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                               $  (4,064)     $    (8,282)  $    744,383   $   (25,946)
                                                =========      ===========   ============   ===========

  Limited Partners                              $(402,346)     $  (819,975)  $ 69,890,278   $(2,568,680)
                                                =========      ===========   ============   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $   (1.54)     $     (3.14)  $     267.42   $     (9.83)
                                                =========      ===========   ============   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               261,353          261,353        261,353       261,353
                                                =========      ===========   ============   ===========

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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                            ----------------------------

                                                                                 1998          1997
                                                                            -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  70,634,661   $(2,594,626)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                             5,344,698    10,389,159
      Gain on sale of cable television systems                                (97,500,303)            -
      Minority interest in consolidated income (loss)                          22,599,271      (462,936)
      Decrease in trade receivables                                               896,685       626,609
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                          185,798      (630,044)
      Increase (decrease) in General Partner advances                            (617,490)       26,068
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                                 (1,111,211)       36,770
                                                                            -------------   -----------

          Net cash provided by operating activities                               432,109     7,391,000
                                                                            -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (2,593,370)   (5,194,286)
  Payment of deferred brokerage fee                                              (920,000)            -
  Proceeds from sales of cable television systems, net of brokerage fees      186,712,500             -
                                                                            -------------   -----------

          Net cash provided by (used in) investing activities                 183,199,130    (5,194,286)
                                                                            -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      2,010,948     1,452,055
  Repayment of debt                                                           (56,168,724)   (3,999,766)
  Distributions to limited partners                                          (102,868,006)            -
  Distribution to joint venture partner                                       (25,937,002)            -
                                                                            -------------   -----------

          Net cash used in financing activities                              (182,962,784)   (2,547,711)
                                                                            -------------   -----------

Increase (decrease) in cash                                                       668,455      (350,997)

Cash, beginning of period                                                         173,628       840,309
                                                                            -------------   -----------

Cash, end of period                                                         $     842,083   $   489,312
                                                                            =============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $   1,752,692   $ 3,228,868
                                                                            =============   ===========

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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-A formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owned a 73 percent interest and Fund 14-A owned a 27 percent interest. The Venture's only asset was the cable television system serving certain areas in Broward County, Florida (the "Broward System"). The Venture sold the Broward System on March 31, 1998 and the Venture was liquidated and dissolved in October 1998 (see Note 2). Because of the Partnership's majority ownership interest in the Venture, the accompanying financial statements historically present the Partnership's and the Venture's financial condition and results of operations on a consolidated basis, with the ownership interest of Fund 14-A in the Venture shown as a minority interest. All interpartnership accounts and transactions have been eliminated. The Partnership directly owns the cable television system serving Littlerock, California (the "Littlerock System"). The Partnership sold the cable television system serving Surfside, South Carolina (the "Surfside System") on June 30, 1998 (see Note 3) and has entered into an agreement to sell the Littlerock System (see Note 4).

(2) On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provides that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

      From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998, and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership.

      From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership distributed the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System (see Note 3). Because the distributions to the limited partners from the sale of the Broward System did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

(3) On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, paid a deferred acquisition fee of $920,000 to The Jones Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. Such distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership.

     Taking into account the distribution of the net proceeds from the sale of the Broward System and the sale of the Surfside System, limited partners of the Partnership have received a total of $394 for each $500 limited partnership interest, or $788 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Surfside System's sale proceeds.

     The pro forma effect of the sales of the Surfside System and the Broward System on the results of the Partnership's operations for the nine month periods ended September 30, 1998 and 1997, assuming the transactions had occurred at the beginning of the year, are presented in the following unaudited tabulations.

                          For the Nine Months Ended September 30, 1998
                          --------------------------------------------

                                           Unaudited
                                           Pro Forma     Pro Forma
                           As Reported    Adjustments     Balance
                           ------------  -------------  -----------

REVENUES                   $14,823,684   $(12,870,390)  $1,953,294
                           ===========   ============   ==========

OPERATING INCOME (LOSS)    $  (433,123)  $    439,630   $    6,507
                           ===========   ============   ==========

NET INCOME (LOSS)          $70,634,661   $(70,645,991)  $  (11,330)
                           ===========   ============   ==========

                          For the Nine Months Ended September 30, 1997
                          --------------------------------------------

                                           Unaudited
                                           Pro Forma    Pro Forma
                           As Reported    Adjustments    Balance
                           ------------  -------------  ----------

REVENUES                   $30,635,555   $(28,742,763)  $1,892,792
                           ===========   ============   ==========

OPERATING INCOME (LOSS)    $  (138,542)  $    252,341   $  113,799
                           ===========   ============   ==========

NET INCOME (LOSS)          $(2,594,626)  $  2,699,743   $  105,117
                           ===========   ============   ==========
(4) On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the Littlerock System to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in December 1998. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the Littlerock System sale during November and December 1998.

     Upon the consummation of the proposed sale of the Littlerock System, based upon financial information as of September 30, 1998, the Partnership will settle working capital adjustments, repay capital lease obligations of $27,737 and then the Partnership will distribute the net sale proceeds of approximately $10,259,235 to the limited partners of the

Partnership. This distribution will give the Partnership's limited partners a return of $39 for each $500 limited partner interest, or $78 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $433 for each $500 limited partnership interest, or $866 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Surfside System, the Broward System and the anticipated distribution from the sale of the Littlerock System will not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System's sale proceeds.

     The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale. The General Partner anticipates that the Partnership will be liquidated and dissolved in the first quarter of 1999.

(5) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three and nine month periods ended September 30, 1998 were $33,227 and $741,184, respectively, compared to $510,982 and $1,531,778, respectively, for the similar 1997 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Such services, and their related costs, are necessary to the operation of the Partnership and the Venture and would have been incurred by the Partnership and the Venture if they were stand alone entities. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1998 were $40,910 and $865,640, respectively, compared to $556,444 and $1,786,491, respectively, for the similar 1997 periods.

(6)  Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                September 30, 1998   December 31, 1997
                                                -------------------  ------------------
                 ASSETS
                 ------

Cash and accounts receivable                    $                -        $  1,688,123

Investment in cable television properties                        -          51,847,372

Other assets                                                     -             620,522
                                                ------------------        ------------

     Total assets                               $                -        $ 54,156,017
                                                ==================        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                            $                -        $ 39,597,617

Payables and accrued liabilities                                 -           1,886,849

Partners' contributed capital                           70,000,000          70,000,000

Distributions to joint venture partners                (95,708,056)                  -

Accumulated capital (deficit)                           25,708,056         (57,328,449)
                                                ------------------        ------------

     Total liabilities and partners' capital    $                -        $ 54,156,017
                                                ==================        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended    For the Nine Months Ended
                                                  September 30,               September 30,
                                           ---------------------------  ---------------------------
                                             1998             1997           1998          1997
                                           --------        ----------    -----------   -----------
Revenues                                   $      -        $6,817,075    $ 7,064,891   $20,596,170

Operating expenses                                -         3,685,786      3,981,015    11,396,740

Management fees and allocated overhead
  from General Partner                            -           716,563        760,650     2,250,567

Depreciation and amortization                     -         2,211,708      2,249,219     6,515,963
                                           --------        ----------    -----------   -----------

Operating income                                  -           203,018         74,007       432,900

Interest expense                                  -          (746,619)      (705,440)   (2,169,648)

Gain on sale of cable television system           -                 -     85,576,722             -

Other, net                                        -             4,722     (1,908,784)       28,498
                                           --------        ----------    -----------   -----------

          Net income (loss)                $      -        $ (538,879)   $83,036,505   $(1,708,250)
                                           ========        ==========    ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $-0- and $353,245, respectively, for the three and nine month periods ended September 30, 1998, compared to $340,854 and $1,029,808, respectively, for the similar 1997 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $-0- and $407,405, respectively, for the three and nine month periods ended September 30, 1998, compared to $375,709 and $1,220,759 for the similar 1997 periods.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns the Littlerock System and it owned the Surfside System until its sale on June 30, 1998. The Partnership also owned a 73 percent interest in the Venture. The Venture sold its only asset, the Broward System, on March 31, 1998, and was liquidated and dissolved in October 1998. The accompanying financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Fund 14-A.

      On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provides that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

      From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998, and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership.

      From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership distributed the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System (see Note 3). Because the distributions to the limited partners from the sale of the Broward System did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

     On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Jones Group, paid a deferred acquisition fee of $920,000 to The Jones Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. Such distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership.

     Taking into account the distribution of the net proceeds from the sale of the Broward System and the sale of the Surfside System, limited partners of the Partnership have received a total of $394 for each $500 limited partnership interest, or $788 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Surfside System and the Broward System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Surfside System's sale proceeds.

     On March 10, 1998, the Partnership entered into an agreement with the General Partner to sell the Littlerock System to the General Partner or one of its subsidiaries for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represents the average of three independent appraisals of the fair market value of the Littlerock System. The closing of this transaction is expected to occur in December 1998. The closing is subject to a number of conditions including the approval of the transaction by the holders of a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the Littlerock System sale during November and December 1998.

     Upon the consummation of the proposed sale of the Littlerock System, based upon financial information as of September 30, 1998, the Partnership will settle working capital adjustments, repay capital lease obligations of $27,737 and then the Partnership will distribute the net sale proceeds of approximately $10,259,235 to the limited partners of the Partnership. This distribution will give the Partnership's limited partners a return of $39 for each $500 limited partner interest, or $78 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the anticipated distribution from the sale of the Littlerock System, the limited partners of the Partnership can expect to receive a total of $433 for each $500 limited partnership interest, or $866 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Surfside System, the Broward System and the anticipated distribution from the sale of the Littlerock System will not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner will not receive a general partner distribution from the Littlerock System's sale proceeds.

     The Partnership will be liquidated and dissolved after the sale of the Littlerock System, which will be the Partnership's last remaining asset at the time of its sale. The General Partner anticipates that the Partnership will be liquidated and dissolved in the first quarter of 1999.

     For the nine months ended September 30, 1998, the Partnership expended approximately $1,657,000 on capital additions in its Surfside System and Littlerock System. Approximately 40 percent of these expenditures was for the construction of cable plant extensions related to new homes passed. Approximately 38 percent of the expenditures was for the construction of drops to subscribers' homes. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's cable television systems until they are sold. Funding for these expenditures was provided by cash generated from operations, borrowings from the Partnership's credit facility and cash on hand. Budgeted capital expenditures in the Littlerock System for the remainder of 1998 are approximately $285,000. Approximately 39 percent of these expenditures are expected to be used for the construction of plant extensions related to new homes passed. Approximately 26 percent are expected to be used for service drops to homes. The remainder of these expenditures is for other capital expenditures to maintain the value of the Partnership's Littlerock System until it is sold. Funding for these improvements will be provided by cash generated from operations and cash on hand. The Partnership is obligated to conduct its business in the ordinary course until the Littlerock System is sold.

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

RESULTS OF OPERATIONS
---------------------

Partnership Owned -
-----------------

     As a result of the Surfside System sale in June 1998, the following discussion of the Partnership's results of operations, through operating income, pertains only to the results of operations of the Littlerock System for all periods discussed.

     Revenues of the Partnership's Littlerock System increased $33,101, or approximately 5 percent, to $664,551 for the three months ended September 30, 1998 from $631,450 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, revenues increased $60,502, or approximately 3 percent, to $1,953,294 in 1998 from $1,892,792 in 1997. The increases in revenues were due primarily to basic rate increases and increases in the number of basic subscribers. Basic rate increases accounted for approximately 46 percent and 75 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1998. The number of basic subscribers increased approximately 3 percent to 5,818 at September 30, 1998 from 5,636 at September 30, 1997. The increases in the number of basic subscribers accounted for approximately 46 percent and 25 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1998. A decrease in pay per view and premium services partially offset the increase in revenues for the nine month period ended September 30, 1998. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,077, or less than 1 percent, to $365,465 for the three months ended September 30, 1998 from $366,542 for the three months ended September 30, 1997. This decrease was primarily due to decreases in marketing and plant related expenses. For the nine month periods ended September 30, operating expenses increased $37,514, or approximately 4 percent, to $1,089,717 in 1998 from $1,052,203 in 1997. This increase was primarily due to increases in programming fees. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1998. Operating expenses represented 58 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $34,178, or approximately 13 percent, to $299,086 for the three months ended September 30, 1998 from $264,908 for the three months ended September 30, 1997. This increase was due to the increase in revenues and the decrease in operating expenses. For the nine month periods ended September 30, operating cash flow increased $22,988, or approximately 3 percent, to $863,577 in 1998 from $840,589 in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $9,091, or approximately 14 percent, to $74,137 for the three months ended September 30, 1998 from $65,046 for the comparable 1997 period. This increase was due to the increase in revenues, upon which such management fees and allocations are based. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner increased $15,286, or approximately 8 percent, to $218,025 in 1998 from $202,739 in 1997.
This increase was due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense for the three month periods increased $35,991, or approximately 20 percent, to $218,562 at September 30, 1998 from $182,571 at September 30, 1997. For the nine month periods ended September 30, depreciation and amortization expense increased $114,994, or approximately 22 percent, to $639,045 in 1998 from $524,051 in 1997. These increases were due to capital additions in the Partnership's Littlerock System during 1998.

     Operating income decreased $10,904, or approximately 63 percent, to $6,387 for the three months ended September 30, 1998 from $17,291 for the three months ended September 30, 1997. For the nine month periods ended September 30, operating income decreased $107,292, or approximately 94 percent, to $6,507 in 1998 from $113,799 in 1997. These decreases were due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in operating cash flow.

     Interest expense decreased $1,007,304 to $933 for the three months ended September 30, 1998 from $1,008,237 for the three months ended September 30, 1997. For the nine month periods ended September 30, interest expense decreased $1,689,284, or approximately 57 percent, to $1,249,873 in 1998 from $2,939,157 in 1997. A portion of the proceeds from the Partnership's sale of the Surfside System was used to repay the Partnership's indebtedness under its credit facility and a portion of the proceeds from the sale of the Broward System was used to repay the Venture's indebtedness under its credit facility.

     The Partnership recognized a gain on the sale of the Surfside System of $11,923,581 and a gain on the sale of the Broward System of $85,576,722 during the nine month period ended September 30, 1998. No similar gains were recognized during the comparable 1997 period.

          Consolidated loss decreased $568,519, or approximately 58 percent, to $406,410 for the three months ended September 30, 1998 from $974,929 for the three months ended September 30, 1997. For the nine month period ended September 30, 1998, the Partnership reported consolidated income of $93,233,932 compared to a consolidated loss of $3,057,562 for the similar period in 1997. These changes were primarily due to the Partnership's gain on the sale of the Surfside System in June 1998, and the Venture's gain on the sale of the Broward System in March 1998.

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

                                         CABLE TV FUND 14-B, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                            ------------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)



Dated:  November 13, 1998