Form 10-K405
period 1998-12-31
CABLE TV FUND 14 B LTD
filed 1999-03-30
CIK 821480

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to

Commission file number:    0-16200

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                              84-1024658
     --------                                              ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309              (303) 792-3111
---------------------------------------------              --------------
   (Address of principal executive office            (Registrant's telephone no.
              and Zip Code)                               including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



            DOCUMENTS INCORPORATED BY REFERENCE:       None



(40851)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


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

          Neither the Partnership nor the Venture now own any cable television systems. During 1998, the Partnership sold its cable television system serving the areas in and around Surfside, South Carolina (the "Surfside System") and in January 1999, the Partnership sold its cable television system serving the areas in and around Littlerock, California (the "Littlerock System"). During 1998, the Venture sold its cable television system serving certain areas in Broward County, Florida (the "Broward System"). See Disposition of Cable Television System by the Venture and Dispositions of Cable Television Systems by the Partnership below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

Disposition of Cable Television System by the Venture.

          Broward System.  In March 1998, the Venture sold the Broward System to
          --------------
an unaffiliated third party for $140,000,000. The agreement provided that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

          From the proceeds of the Broward System sale at initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968, and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group, Ltd., a subsidiary of the General Partner ("The Intercable Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the Partnership and Fund 14-A in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431, which the Partnership distributed in April 1998 to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership.

          From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the Partnership and Fund 14-A in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership distributed the $1,216,623 to its limited partners when it distributed the net sale proceeds from the sale of the Surfside System. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Since the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

Dispositions of Cable Television Systems by the Partnership.

          Surfside System.  In June 1998, the Partnership sold the Surfside
          ---------------
System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Intercable Group, paid a deferred acquisition fee of $920,000 to The Intercable Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. The distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership. Because the distributions to the limited partners of the Partnership from the sale of the Broward System and the Surfside System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Surfside System's sale proceeds.

          Littlerock System.  In January 1999, the Partnership sold the
          -----------------
Littlerock System to an indirect subsidiary of the General Partner for a sales price of $10,720,400, subject to customary closing adjustments. The sales price represented the average of three separate independent appraisals of the fair market value of the Littlerock System, and the sale was approved by the holders of a majority of the limited partnership interests of the Partnership.

          In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, is challenging the terms of the sale of the Littlerock System to an affiliate of the General Partner. See Item 3, Legal Proceedings.

          From the proceeds of the Littlerock System's sale, the Partnership settled working capital adjustments and retained $1,000,000 to cover expenses in connection with pending litigation challenging the Partnership's sale of its Littlerock System (the "Littlerock Litigation"), repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then the Partnership distributed the remaining sale proceeds of $9,985,361 to its limited partners of record as of January 29, 1999. This distribution was made in February 1999. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds. Limited partners received $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership, from the Partnership's net proceeds of the Littlerock System's sale.

          Taking into account all distributions from the sales of the Venture's and the Partnership's cable television systems, the limited partners of the Partnership have received $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

          Although the sale of the Littlerock System represented the sale of the remaining cable television system of the Partnership, the Partnership will not be dissolved until the Littlerock Litigation is finally resolved and terminated. The Littlerock Litigation may require the continuation of the Partnership for several years beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the Littlerock System's sale proceeds (January 29, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after January 29, 1999.


                              ITEM 2.  PROPERTIES
                              -------------------

           The Partnership does not currently own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, is challenging the terms of sale of the Littlerock System to an affiliate of the General Partner. The case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The General Partner intends to defend this lawsuit vigorously.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Littlerock System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership.
A vote of the limited partners was conducted by the General Partner by mail in December 1998 and January 1999. Limited partners of record as of the close of business on December 15, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote                  Approved        Against      Abstained     Did Not Vote
----------------               ---------------  ------------  ------------  ---------------
                                 No.      %      No.     %     No.     %      No.      %
                               -------  ------  -----  -----  -----  -----  -------  ------

   262,353                     134,406  51.43   4,570  1.75   3,615  1.38   118,762  45.44



                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $85 to $310 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 15,454.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


                                                           For the Year Ended December 31,
                                      --------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd./(a)/              1998            1997          1996           1995           1994
------------------------------------  ---------------  ------------  -------------  -------------  -------------
Revenues                              $ 15,524,182     $40,929,333   $ 37,768,924   $ 34,443,760   $ 32,084,279
Depreciation and Amortization            5,571,215      14,070,460     13,474,568     14,265,096     15,037,554
Operating Loss                            (443,961)       (258,143)    (1,165,250)    (2,684,818)    (5,677,171)
Minority Interest in Consolidated
  (Income) Loss                        (22,599,271)        626,089        815,252      1,104,003      1,468,218
Net Income (Loss)                       70,865,360/(b)/ (3,543,869)    (4,470,043)    (6,108,952)    (7,903,005)
Net Income (Loss) per Limited
  Partnership Unit                          268.29/(b)/     (13.42)        (16.93)        (23.14)        (29.94)
Weighted Average Number of Limited
  Partnership Units Outstanding            261,353         261,353        261,353        261,353        261,353
General Partner's Deficit                   (2,721)       (749,411)      (713,972)      (669,272)      (608,182)
Limited Partners' Capital                5,668,577      38,417,913     41,926,343     46,351,686     52,399,548
Total Assets                             5,781,669      99,133,735    105,915,409    111,850,697    118,867,757
Debt                                        25,981      54,185,513     56,656,424     56,241,715     57,376,558
General Partner Advances                         -         835,015        449,094      1,896,049        297,956

(a) Cable TV Fund 14-B, Ltd.'s selected financial data historically includes 100 percent of the accounts of Cable TV Fund 14-A/B Venture on a consolidated basis.

(b) Net income resulted primarily from the sale of the Surfside System by Cable TV Fund 14-B, Ltd. in June 1998 and from the sale of the Broward System by Cable TV Fund 14-A/B Venture in March 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion of the financial condition and results of operations of Cable TV Fund 14-B, Ltd. (the "Partnership") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     The Partnership owned the cable television system serving Littlerock, California (the "Littlerock System") until its sale on January 29, 1999. The Partnership owned the cable television system serving Surfside, South Carolina (the "Surfside System") until its sale on June 30, 1998. The Partnership also owned a 73 percent interest in Cable TV Fund 14-A/B Venture (the "Venture") . The Venture sold its only asset, the cable television system serving certain areas in Broward County, Florida (the "Broward System"), on March 31, 1998, and the Venture was liquidated and dissolved in October 1998. The accompanying financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Cable TV Fund 14-A, Ltd. ("Fund 14-A").

Cable TV Fund 14-B, Ltd. -
------------------------

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provided that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

     From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998, and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, Inc. (the "General Partner") for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership distributed the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System. Because the distributions to the limited partners from the sale of the Broward System did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

     On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Intercable Group, paid a deferred acquisition fee of $920,000 to The Intercable Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. Such distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Broward System and the Surfside System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Surfside System's sale proceeds.

     On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for expenses that the Partnership may incur related to pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then distributed the net sale proceeds of approximately $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

     In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, is challenging the terms of sale of the Littlerock System to an affiliate of the General Partner. This case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The General Partner intends to defend this lawsuit vigorously.

     Although the sale of the Littlerock System represented the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after the pending litigation challenging the Partnership's January 1999 sale of its Littlerock System to an affiliate of the General Partner is finally resolved and terminated.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the sales of all of the Partnership's cable systems in 1998 and 1999, the Year 2000 Issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 14-B, Ltd.
------------------------

1998 Compared to 1997-
---------------------

     Revenues of the Partnership's Surfside System and Littlerock System decreased $4,949,770, or approximately 37 percent, to $8,474,828 in 1998 from $13,424,598 in 1997. This decrease was a result of the sale of the Surfside System. Disregarding the effect of the Surfside System sale, revenues would have increased $130,195, or approximately 5 percent, to $2,653,792 in 1998 compared to $2,523,597 in 1997. This increase was primarily due to basic rate increases and an increase in the number of basic subscribers in the Littlerock System. The number of basic subscribers in the Littlerock System increased approximately 5 percent to 5,933 at December 31, 1998 from 5,673 at December 31, 1997. No other single factor significantly affected these increases in revenues.

     Operating expenses consisted primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components were salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $2,850,215, or approximately 38 percent, to $4,681,644 in 1998 from $7,531,859 in 1997. This decrease was a result of the sale of the Surfside System. Disregarding the effect of the Surfside System sale, operating expenses would have increased $85,514, or approximately 6 percent, to $1,472,497 in 1998 compared to $1,386,983 in 1997. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to this increase in operating expenses. Operating expenses represented 55 percent of revenues in both 1998 and 1997.

     Management fees and allocated overhead from the General Partner decreased $463,471, or approximately 33 percent, to $959,484 in 1998 compared to $1,422,955 in 1997. This decrease was a result of the sale of the Surfside System. Disregarding the effect of the Surfside System sale, management fees and allocated overhead would have increased $49,992, or approximately 19 percent, to $320,065 in 1998 compared to $270,073 in 1997. This increase was primarily due to an increase in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $1,973,244, or approximately 37 percent, to $3,322,197 in 1998 from $5,295,441 in 1997. This decrease was a result of the sale of the Surfside System. Disregarding the effect of the Surfside System sale, depreciation and amortization expense would have increased $112,692, or approximately 15 percent, to $865,562 in 1998 compared to $752,870 in 1997. This increase was due to an increase in the Littlerock System's depreciable asset base.

     Operating loss decreased $337,160, or approximately 41 percent, to $488,497 in 1998 compared to $825,657 in 1997. Disregarding the effect of the sale of the Surfside System, the Littlerock System would have reported an operating loss of $4,332 in 1998 compared to operating income of $113,671 in 1997. This change was a result of the increases in operating expenses, allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

     Interest expense decreased $480,605, or approximately 47 percent, to $545,312 in 1998 compared to $1,025,917 in 1997. This decrease was primarily due to the lower outstanding balances on the Partnership's interest bearing obligations, as a result of the proceeds from the sale of the Surfside System being used to repay the outstanding principal balance of the Partnership's credit facility.

     The Partnership reported a gain on the sale of the Surfside System totaling $15,035,149 in 1998, while no similar gains were reported in 1997.

     The Partnership reported net income of $10,428,125 in 1998 compared to a net loss of $1,859,666 in 1997. This change was primarily due to the gain on the Surfside System sale reported in 1998 compared to 1997 as discussed above.

1997 Compared to 1996-
---------------------

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

     Operating loss decreased $320,911, or approximately 28 percent, to $825,657 in 1997 from $1,146,568 in 1996. This decrease was due to the increase in revenues exceeding the increase in operating expenses and depreciation and amortization.

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

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-B, Ltd.:

     We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B, Ltd.(a Colorado limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                 December 31,
                                                                          ---------------------------

                     ASSETS                                                  1998           1997
                     ------                                               -----------   ------------
CASH                                                                      $    23,538   $    173,628

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $7,468 and $133,188 at December 31, 1998 and 1997, respectively           157,760      1,470,293

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                  9,100,340    105,933,977
    Less- accumulated depreciation                                         (4,471,718)   (55,360,283)
                                                                          -----------   ------------

                                                                            4,628,622     50,573,694

    Franchise costs and other intangible assets, net of accumulated amortization of $1,979,620 and $84,913,605 at December 31, 1998
       and 1997, respectively                                                 652,940     46,126,693
                                                                          -----------   ------------

                     Total investment in cable television properties        5,281,562     96,700,387

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               318,809        789,427
                                                                          -----------   ------------

                     Total assets                                         $ 5,781,669   $ 99,133,735
                                                                          ===========   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                  December 31,
                                                                          -----------------------------

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)             1998           1997
                      -------------------------------------------         -------------   ------------
LIABILITIES:
    Debt                                                                  $      25,981   $ 54,185,513
    General Partner advances                                                          -        835,015
    Deferred brokerage fee                                                            -        920,000
    Trade accounts payable and accrued liabilities                               89,832      1,617,666
    Subscriber prepayments                                                            -        569,308
                                                                          -------------   ------------

                     Total liabilities                                          115,813     58,127,502
                                                                          -------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN CABLE TELEVISION
    JOINT VENTURE                                                                     -      3,337,731
                                                                          -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                       1,000          1,000
        Accumulated deficit                                                      (3,721)      (750,411)
                                                                          -------------   ------------

                                                                                 (2,721)      (749,411)
                                                                          -------------   ------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at December 31, 1998 and 1997)                      112,127,301    112,127,301
        Accumulated deficit                                                  (3,590,718)   (73,709,388)
        Distributions                                                      (102,868,006)             -
                                                                          -------------   ------------

                                                                              5,668,577     38,417,913
                                                                          -------------   ------------

                     Total liabilities and partners' capital (deficit)    $   5,781,669   $ 99,133,735
                                                                          =============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                           Year Ended December 31,
                                                   ----------------------------------------

                                                       1998          1997          1996
                                                   ------------   -----------   -----------
REVENUES                                           $ 15,524,182   $40,929,333   $37,768,924

COSTS AND EXPENSES:
    Operating  expenses                               8,688,064    22,717,178    21,066,729
    Management fees and allocated overhead from
        General Partner                               1,708,864     4,399,838     4,392,877
    Depreciation and amortization                     5,571,215    14,070,460    13,474,568
                                                   ------------   -----------   -----------

OPERATING LOSS                                         (443,961)     (258,143)   (1,165,250)
                                                   ------------   -----------   -----------

OTHER INCOME (EXPENSE):
    Interest expense                                 (1,250,752)   (3,903,254)   (4,088,951)
    Gain on sales of cable television systems        97,500,303             -             -
    Other, net                                       (2,340,959)       (8,561)      (31,094)
                                                   ------------   -----------   -----------

          Total other income (expense), net          93,908,592    (3,911,815)   (4,120,045)
                                                   ------------   -----------   -----------

CONSOLIDATED INCOME (LOSS) BEFORE
  MINORITY INTEREST                                  93,464,631    (4,169,958)   (5,285,295)

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                                     (22,599,271)      626,089       815,252
                                                   ------------   -----------   -----------

NET INCOME (LOSS)                                  $ 70,865,360   $(3,543,869)  $(4,470,043)
                                                   ============   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
    General Partner                                $    746,690   $   (35,439)  $   (44,700)
                                                   ============   ===========   ===========

    Limited Partners                               $ 70,118,670   $(3,508,430)  $(4,425,343)
                                                   ============   ===========   ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                                    $268.29       $(13.42)      $(16.93)
                                                   ============   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         261,353       261,353       261,353
                                                   ============   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             ------------------------------------------------------


                                           Year Ended December 31,
                                  -----------------------------------------


                                       1998          1997          1996
                                  -------------   -----------   -----------
GENERAL PARTNER:
    Balance, beginning of year    $    (749,411)  $  (713,972)  $  (669,272)
    Net income (loss) for year          746,690       (35,439)      (44,700)
                                  -------------   -----------   -----------

    Balance, end of year          $      (2,721)  $  (749,411)  $  (713,972)
                                  =============   ===========   ===========


LIMITED PARTNERS:
    Balance, beginning of year    $  38,417,913   $41,926,343   $46,351,686
    Net income (loss) for year       70,118,670    (3,508,430)   (4,425,343)
    Distributions                  (102,868,006)            -             -
                                  -------------   -----------   -----------

    Balance, end of year          $   5,668,577   $38,417,913   $41,926,343
                                  =============   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                                     Year Ended December 31,
                                                                            -----------------------------------------

                                                                                 1998          1997          1996
                                                                            -------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $  70,865,360   $(3,543,869)  $(4,470,043)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation and amortization                                       5,571,215    14,070,460    13,474,568
            Gain on sales of cable television systems                         (97,500,303)            -             -
            Amortization of interest rate protection contract                           -             -        10,581
            Minority interest in consolidated income (loss)                    22,599,271      (626,089)     (815,252)
            Decrease (increase) in trade receivables, net                       1,312,533       607,200      (337,634)
            Increase in deposits, prepaid expenses and
                deferred charges                                                  (91,324)     (722,481)     (164,700)
            Increase (decrease) in trade accounts payable and
                accrued liabilities and subscriber prepayments                 (2,097,142)     (526,726)      382,253
                                                                            -------------   -----------   -----------

                     Net cash provided by operating activities                    659,610     9,258,495     8,079,773
                                                                            -------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                    (2,802,645)   (7,840,186)   (6,682,122)
    Payment of deferred brokerage fee                                            (920,000)            -             -
    Proceeds from sales of cable television systems,
      net of brokerage fees                                                   186,712,500             -             -
                                                                            -------------   -----------   -----------

                     Net cash provided by (used in) investing activities      182,989,855    (7,840,186)   (6,682,122)
                                                                            -------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                    2,010,948     1,541,111     4,048,014
    Repayment of debt                                                         (56,170,480)   (4,012,022)   (3,633,305)
    Increase (decrease) in General Partner advances                              (835,015)      385,921    (1,446,955)
    Distributions to limited partners                                        (102,868,006)            -             -
    Distribution to joint venture partner                                     (25,937,002)            -             -
                                                                            -------------   -----------   -----------

                     Net cash used in financing activities                   (183,799,555)   (2,084,990)   (1,032,246)
                                                                            -------------   -----------   -----------

Increase (decrease) in cash                                                      (150,090)     (666,681)      365,405

Cash, beginning of year                                                           173,628       840,309       474,904
                                                                            -------------   -----------   -----------

Cash, end of year                                                           $      23,538   $   173,628   $   840,309
                                                                            =============   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $   1,753,571   $ 4,136,822   $ 3,788,839
                                                                            =============   ===========   ===========

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

     Formation of Joint Venture and Joint Venture Cable Television System
     --------------------------------------------------------------------
Acquisition
-----------

     On January 8, 1988, Cable TV Fund 14-A, Ltd. ("Fund 14-A") and the Partnership formed Cable TV Fund 14-A/B Venture (the "Venture") to acquire the cable television system serving areas in and around Broward County, Florida (the "Broward System"). Fund 14-A contributed $18,975,000 to the capital of the Venture for a 27 percent ownership interest and the Partnership contributed $51,025,000 to the capital of the Venture for a 73 percent ownership interest. The Venture was liquidated and dissolved in October 1998 due to the sale of the Broward System on March 31, 1998 (discussed below).

     Cable Television System Sales
     -----------------------------

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provided that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

     From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998, and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $68,554,431. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $262 for each $500 limited partnership interest, or $524 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the additional net sale proceeds, or $1,216,623. In August 1998, the Partnership distributed the $1,216,623 to its limited partners, together with the distribution to the limited partners from the net sales proceeds from the sale of the Surfside System. Because the distributions to the limited partners from the sale of the Broward System did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

     On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000, subject to customary closing adjustments. Upon the closing of the sale of the Surfside System, the Partnership retained approximately $240,000 of the sale proceeds for working capital purposes, repaid all of its indebtedness (including $15,800,000 borrowed under its credit facility, $658,490 in advances from the General Partner and capital lease obligations of $143,870), paid a 2.5 percent brokerage fee totaling $1,287,500 to The Intercable Group, paid a deferred acquisition fee of $920,000 to The Intercable Group and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. Such distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Broward System and the Surfside System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Surfside System's sale proceeds.

     On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for expenses that the Partnership may incur related to pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then distributed the net sale proceeds of approximately $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System will not have returned 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

     Taking into account the distribution from the sale of the Broward System, the distribution from the sale of the Surfside System, and the distribution from the sale of the Littlerock System, the limited partners of the Partnership will have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

     Although the sale of the Littlerock System represented the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after the pending litigation challenging the Partnership's January 1999 sale of its Littlerock System to an affiliate of the General Partner is finally resolved and terminated.

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

     All profits and losses of the Partnership are allocated 99 percent to the
limited partners and 1 percent to   Intercable, except for income or gain from
the sale or disposition of cable television properties, which are allocated to the partners based upon the formula set forth in the Partnership's partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

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

     Principles of Consolidation
     ---------------------------

     As a result of the Partnership's ownership interest in the Venture of 73 percent until it was liquidated and dissolved, the accompanying consolidated financial statements historically present the Partnership's and the Venture's financial condition on a consolidated basis with the ownership interest of Fund 14-A in the Venture shown as a minority interest. The Venture did not have any ownership interest in the Surfside System or Littlerock System. These systems were owned 100 percent by the Partnership. All interpartnership accounts and transactions have been eliminated.

     Property, Plant and Equipment
     -----------------------------

     Depreciation was provided using the straight-line method over the following estimated service lives:

               Cable distribution systems        5 - 15  years
               Equipment and tools               5 -  7  years
               Office furniture and equipment    3 -  5  years
               Buildings                             30  years
               Vehicles                          3 -  4  years

        Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

     Intangible Assets
     -----------------

        Costs assigned to franchises and costs in excess of interests in net assets purchased were amortized using the straight-line method over the following estimated useful lives:

               Franchise costs                   1 - 10  years
               Costs in excess of interests
                in net assets purchased         29 - 31  years

     Revenue Recognition
     -------------------

     Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Brokerage Fees
     --------------

     The Intercable Group performed brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Intercable Group earned a fee totaling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988, of which $920,000 had been deferred until the sale of the Surfside System on June 30, 1998. For brokering the sales of the Broward System and the Surfside System, The Intercable Group earned fees totaling $3,500,000 and $1,287,500, respectively, or 2.5 percent of the respective purchase prices, for the year ended December 31, 1998.

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable managed the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership and the Venture for the years ended December 31, 1998, 1997 and 1996 were $776,209, $2,046,467 and $1,888,446, respectively. The General Partner has not received and will not receive a management fee after January 29, 1999.

     Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to Intercable. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable.

     The Partnership and the Venture reimbursed Intercable for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, accounting, administrative, legal and investor relations services to the Partnership and to the Venture. Such services, and their related costs, were necessary to the operation of the Partnership and Venture and would have been incurred by the Partnership if they were stand alone entities. Allocations of personnel costs were based primarily on actual time spent by employees of Intercable with respect to each Partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's and Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner were also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expense was reasonable. Reimbursements made to Intercable for allocated overhead and administrative expenses during the years ended December 31, 1998, 1997 and 1996 were $932,655, $2,353,371 and $2,504,431, respectively.
The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of Intercable until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond January 29, 1999.

     The Partnership and the Venture were charged interest during 1998 at an average interest rate of 7.05 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership and the Venture by Intercable was $17,658, $2,678 and $106,022 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership and the Venture have received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio by the Partnership and the Venture totaled $23,402, $57,469 and $52,687 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. by the Partnership and Venture totaled $26,403, $63,921 and $56,798 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $14,633 and $39,371 in 1997 and 1996, respectively. Payments by the Partnership and Venture to Great American Country, Inc. totaled $24,623, $22,309 and $24,339 in 1998, 1997 and 1996.

     The Partnership and the Venture received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership and the Venture totaling $51,065, $125,785 and $80,474 in 1998, 1997 and 1996,
respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                                     1998          1997
                                                                 ------------  -------------

     Cable distribution systems                                  $ 8,863,348   $ 96,364,218
     Equipment and tools                                             123,119      3,101,450
     Office furniture and equipment                                   36,771      1,681,941
     Buildings                                                        15,597      2,400,272
     Vehicles                                                         61,505      1,199,795
     Land                                                                  -      1,186,301
                                                                 -----------   ------------
                                                                   9,100,340    105,933,977

          Less - accumulated depreciation                         (4,471,718)   (55,360,283)
                                                                 -----------   ------------

          Total                                                  $ 4,628,622   $ 50,573,694
                                                                 ===========   ============

(5)  DEBT
     ----

     Debt consisted of the following:                                   December 31,
                                                                 --------------------------

                                                                     1998           1997
                                                                 -----------   ------------
     Lending institutions-
       Reducing revolving credit facility for the Venture        $         -   $ 39,402,968
       Reducing revolving credit facility for the Partnership              -     14,400,000

     Capital lease obligations                                        25,981        382,545
                                                                 -----------   ------------

          Total                                                  $    25,981   $ 54,185,513
                                                                 ===========   ============

     The Partnership had a reducing revolving credit facility which was paid in full upon the sale of the Surfside System. Interest on the reducing revolving credit facility was at the Partnership's option of the Base Rate, the London Interbank Offered Rate plus 1 percent, or the Certificate of Deposit Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of December 31, 1997 was 6.85 percent.

     The Partnership's capital lease obligation was paid in January 1999, from proceeds from the sale of the Littlerock System.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future cash flows using the Partnership's current incremental rate of borrowing for a similar liability as well as on other factors.

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

     Taxable income reported to the partners is different from that reported in the consolidated statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the consolidated statements of operations.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities were rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $79,864, $65,387 and $40,356, respectively, for the years ended December 31, 1998, 1997 and 1996. Due to the Partnership not owning any cable systems with the sale of the Littlerock System on January 29, 1999, the Partnership does not have any future operating lease commitments.

     In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, is challenging the terms of sale of the Littlerock System to an affiliate of the General Partner. This case is in a very preliminary stage, but the General Partner believes that the terms of the sale were in accordance with the requirements of relevant limited partnership agreement provisions. The General Partner intends to defend this lawsuit vigorously.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                                        For the Year Ended December 31,
                                                      ----------------------------------

                                                         1998        1997        1996
                                                      ----------  ----------  ----------

     Maintenance and repairs                          $  115,925  $  310,652  $  318,345
                                                      ==========  ==========  ==========

     Taxes, other than income and payroll taxes       $  193,790  $  696,477  $  584,220
                                                      ==========  ==========  ==========

     Advertising                                      $  119,868  $  306,273  $  295,082
                                                      ==========  ==========  ==========

     Depreciation of property, plant and equipment    $3,091,813  $6,816,082  $6,256,158
                                                      ==========  ==========  ==========

     Amortization of intangible assets                $2,479,402  $7,254,378  $7,218,410
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

Glenn R. Jones                        69        Chairman of the Board and Chief Executive Officer
James B. O'Brien                      49        President and Director
Ruth E. Warren                        49        Group Vice President/Operations
Kevin P. Coyle                        47        Group Vice President/Finance
Cynthia A. Winning                    47        Group Vice President/Marketing
Elizabeth M. Steele                   47        Vice President/General Counsel/Secretary
Wayne H. Davis                        45        Vice President/Engineering
Larry W. Kaschinske                   39        Vice President/Controller
Robert E. Cole                        66        Director
William E. Frenzel                    70        Director
Josef J. Fridman                      53        Director
Donald L. Jacobs                      60        Director
Robert Kearney                        62        Director
James J. Krejci                       57        Director
Raphael M. Solot                      65        Director
Howard O. Thrall                      51        Director
Siim A. Vanaselja                     42        Director
Sanford Zisman                        59        Director
Robert B. Zoellick                    45        Director


           Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

           Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

           Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

           Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

           Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

           Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

           Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

           Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

           Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of

International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

           Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

           Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

           Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

           Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John
M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

           The Partnership does not have any employees; however, various personnel were required to operate the Partnership's cable systems. Such personnel were employed by the General Partner, and the cost of such employment was charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

           As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

           Prior to selling the Venture's Broward County System and the Partnership's Surfside System and Littlerock Systems, the General Partner and its affiliates engaged in certain transactions with the Partnership and the Venture. The General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership and the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership or the Venture from unaffiliated parties. In the future, the General Partner does not anticipate engaging in such transactions.

Transactions with the General Partner

           The General Partner manages the Partnership and, until the sale in March 1998 of the Venture's remaining cable television system, the General Partner managed the Venture. Until March 31, 1998, the date of the sale of the Venture's last remaining cable television system, the General Partner received a 5 percent management fee from the Venture. Until January 29, 1999, the date of the sale of the Partnership's last remaining cable television system, the General Partner received a 5 percent management fee from the Partnership. The General Partner will not receive a management fee after January 29, 1999.

           The Partnership and the Venture reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner were also allocated a proportionate share of these expenses. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 31, 1998.

           The General Partner has from time to time advanced funds to the Partnership and the Venture and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Affiliates

           Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries provide various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership and the Venture, as described below.

           Knowledge TV, Inc., a company jointly owned by Glenn R. Jones, affiliates of International, the General Partner and BCI Telecom Holdings, Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV provided its programming to the cable television systems owned by the Venture and the Partnership.

           The Great American Country network provided country music video programming to the cable television systems owned by the Partnership and the Venture. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

           Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided audio programming to the cable television systems owned by the Partnership and the Venture.

           The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's and the Venture's systems carried PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $17,915 for the year ended December 31, 1998. Revenues received by the Venture from the PIN Venture relating the Venture's owned cable television systems totaled approximately $33,150 for the year ended December 31, 1998.

           The charges to the Partnership and to the Venture for related party transactions are as follows for the periods indicated:

                                                                             For the Year Ended December 31,
                                                                             -------------------------------
Cable TV Fund 14-B, Ltd.                                            1998                   1997                   1996
------------------------                                            ----                   ----                   ----
Management fees                                                 $  776,209             $2,046,467             $1,888,466
Allocation of expenses                                             932,655              2,353,371              2,504,431
Interest expense                                                    17,658                  2,678                106,022
Amount of advances outstanding                                           0                835,015                449,094
Highest amount of advances outstanding                           1,200,082                835,015              3,058,834
Programming fees:
 Knowledge TV, Inc.                                                 26,403                 63,921                 56,798
 Great American Country                                             24,623                 22,309                 24,339
 Superaudio                                                         23,402                 57,469                 52,687

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
Cable TV Fund 14-A/B Venture                                       1998                   1997                   1996
----------------------------                                       ----                   ----                   ----
Management fees                                                  $353,245             $1,375,237             $1,275,955
Allocation of expenses                                            407,405              1,601,646              1,705,142
Interest expense                                                        0                  2,678                122,224
Amount of advances outstanding                                          0                446,115                268,256
Highest amount of advances outstanding                                  0                446,115              2,206,959
Programming fees:
 Knowledge TV, Inc.                                                11,627                 41,668                 37,113
 Great American Country                                            10,916                 79,127                 47,590
 Superaudio                                                         9,968                 37,459                 34,421

                                    PART IV.
                                    -------


               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------
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

     10.1        Asset Purchase Agreement dated as of October 3, 1997, among Comcast Corporation, Cable TV
                 Fund 14 A/B Venture, Jones International, Ltd., Jones Intercable, Inc., Cable TV Fund 14-A,
                 Ltd. and Cable TV Fund 14-B, Ltd. (2)

     10.2        Asset Purchase Agreement dated as of November 4, 1997 between Cable One, Inc. and Cable TV
                 Fund 14-B, Ltd.  (3)

     10.3        Purchase and Sale Agreement dated as of March 10, 1998 between Cable TV Fund 14-B, Ltd. and
                 Jones Intercable, Inc.  (4)

     27          Financial Data Schedule
__________
     (1)         Incorporated by reference from Registrant's Annual Report on Form 10-K for fiscal year ended
                 December 31, 1987 (Commission File Nos. 0-15378 and 0-16200)

     (2)         Incorporated by reference from Registrant's Current Report on Form 8-K dated October 15, 1997
                 (Commission File No. 0-15378).

     (3)         Incorporated by reference from Registrant's Schedule 14A filed with the Securities and
                 Exchange Commission on December 23, 1997 (Commission File No. 0-15378).

     (4)         Incorporated by reference from Registrant's Schedule 14A filed with the Securities and
                 Exchange Commission on August 7, 1998 (Commission File No. 0-15378).

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

                                 CABLE TV FUND 14-B, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director