Form 10-Q
period 1999-03-31
CABLE TV FUND 14 B LTD
filed 1999-05-14
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

                                      or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              to
                               ------------    ----------------

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,          December 31,
                  ASSETS                                                                    1999                1998
                  ------                                                                ----------         -------------
CASH                                                                                    $1,381,221         $      23,538

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $-0- and $7,468 at March 31, 1999 and December 31, 1998,
    respectively                                                                             -                   157,760

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                                   -                 9,100,340
    Less- accumulated depreciation                                                           -                (4,471,718)
                                                                                        ----------         -------------
                                                                                             -                 4,628,622

    Franchise costs and other intangible assets, net of accumulated amortization of $-0- and $1,979,620 at March 31, 1999
      and December 31, 1998, respectively                                                    -                   652,940
                                                                                        ----------         -------------
                  Total investment in cable television properties                            -                 5,281,562

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                              -                   318,809
                                                                                        ----------         -------------
                  Total assets                                                          $1,381,221         $   5,781,669
                                                                                        ==========         =============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,          December 31,
                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1999                 1998
                     -------------------------------------------                       --------------       --------------
LIABILITIES:
    Debt                                                                               $       -            $       25,981
    General Partner advances                                                                  684,783                 -
    Trade accounts payable and accrued liabilities                                             -                    89,832
                                                                                       --------------       --------------
                  Total liabilities                                                           684,783              115,813
                                                                                       --------------       --------------
PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                     1,000                1,000
        Accumulated deficit                                                                    (1,000)              (3,721)
                                                                                       --------------       --------------
                                                                                               -                    (2,721)
                                                                                       --------------       --------------
    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at March 31, 1999 and
            December 31, 1998)                                                            112,127,301          112,127,301
        Distributions                                                                    (112,853,367)        (102,868,006)
        Accumulated earnings (deficit)                                                      1,422,504           (3,590,718)
                                                                                       --------------       --------------
                                                                                              696,438            5,668,577
                                                                                       --------------       --------------
                  Total liabilities and partners' capital (deficit)                    $    1,381,221       $    5,781,669
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

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                      1999               1998
                                                                                ------------       -------------
REVENUES                                                                        $    237,069       $  10,536,074

COSTS AND EXPENSES:
  Operating expenses                                                                 115,608           5,985,741
  Management fees and allocated overhead from General Partner                         26,628           1,135,996
  Depreciation and amortization                                                       75,588           3,670,505
                                                                                ------------       -------------
OPERATING INCOME (LOSS)                                                               19,245            (256,168)
                                                                                ------------       -------------
OTHER INCOME (EXPENSE):
  Interest expense                                                                    (8,254)           (971,605)
  Gain on sale of cable television system                                          5,492,858          82,465,154
  Other, net                                                                        (487,906)           (587,846)
                                                                                ------------       -------------
           Total other income (expense), net                                       4,996,698          80,905,703
                                                                                ------------       -------------
CONSOLIDATED INCOME BEFORE MINORITY INTEREST                                       5,015,943          80,649,535

MINORITY INTEREST IN CONSOLIDATED INCOME                                              -              (22,016,787)
                                                                                ------------       -------------
NET INCOME                                                                      $  5,015,943       $  58,632,748
                                                                                ============       =============
ALLOCATION OF NET INCOME:
  General Partner                                                               $      2,721       $     749,411
                                                                                ============       =============
  Limited Partners                                                              $  5,013,222       $  57,883,337
                                                                                ============       =============
NET INCOME PER LIMITED PARTNERSHIP UNIT                                         $      19.18       $      221.48
                                                                                ============       =============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                      261,353             261,353
                                                                                ============       =============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                      1999               1998
                                                                                -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   5,015,943      $    58,632,748
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    75,588            3,670,505
      Gain on sale of cable television system                                      (5,492,858)         (82,465,154)
      Minority interest in consolidated income                                         -                22,016,787
      Decrease in trade receivables, net                                              157,760              902,137
      Decrease in deposits, prepaid expenses and
        deferred charges                                                              316,356               13,026
      Increase in General Partner advances                                            684,783               56,862
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                                        (89,832)          (1,507,092)
                                                                                -------------      ---------------
               Net cash provided by operating activities                              667,740            1,319,819
                                                                                -------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             (19,115)          (1,626,556)
  Proceeds from sale of cable television system                                    10,720,400          133,388,432
                                                                                -------------      ---------------
               Net cash provided by investing activities                           10,701,285          131,761,876
                                                                                -------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             -                 1,900,000
  Repayment of debt                                                                   (25,981)         (40,110,978)
  Distributions to limited partners                                                (9,985,361)         (68,554,431)
  Increase in accrued distributions to limited partners                                -                68,554,431
  Distribution to joint venture partner                                                -               (25,484,569)
  Increase in accrued distribution to joint venture partner                            -                25,484,569
                                                                                -------------      ---------------
               Net cash used in financing activities                              (10,011,342)         (38,210,978)
                                                                                -------------      ---------------
Increase in cash                                                                    1,357,683           94,870,717

Cash, beginning of period                                                              23,538              173,628
                                                                                -------------      ---------------
Cash, end of period                                                             $   1,381,221      $    95,044,345
                                                                                =============      ===============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                 $           -      $     1,379,302
                                                                                =============      ===============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and 1998.

         The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 14-A, Ltd. ("Fund 14-A") is the other partnership that was formed pursuant to the Program. The Partnership owned the cable television system serving Littlerock, California (the "Littlerock System") until its sale on January 29, 1999. The Partnership owned the cable television system serving Surfside, South Carolina (the "Surfside System") until its sale on June 30, 1998. The Partnership also owned a 73 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The
Venture sold its only asset, the cable television system serving certain areas in Broward County, Florida (the "Broward System"), on March 31, 1998, and the Venture was liquidated and dissolved in October 1998. The accompanying financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Fund 14-A. All interpartnership accounts and transactions have been eliminated.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for expenses that the Partnership may incur related to then-pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of

$25,981) and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

         Taking into account the distributions from prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

         In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, challenged the terms of the sale of the Littlerock System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the plaintiff could only bring the action derivatively and not as a class action. The court granted the Company's motion to dismiss in April 1999. There can be no assurance, however, that the plaintiff will not refile its complaint as a derivative action.

         Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after the recently dismissed litigation challenging the Partnership's January 1999 sale of its Littlerock System to an affiliate of the General Partner is finally resolved and terminated.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended March 31, 1999 and 1998 were $11,854 and $526,804, respectively. The General Partner has not received and will not receive a management fee after January 29, 1999.

         The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements made to the General Partner by the Partnership and the Venture for overhead and administrative expenses for the three month periods ended March 31, 1999 and 1998 were $14,774 and $609,192, respectively.

                           CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         The Partnership owned the Littlerock System until its sale on January 29, 1999 and the Surfside System until its sale on June 30, 1998. The Partnership also owned a 73 percent interest in the Venture until its liquidation and dissolution in October 1998. The accompanying financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Fund 14-A.

         On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for expenses that the Partnership may incur related to then-pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

         Taking into account the distributions from prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

         In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, challenged the terms of the sale of the Littlerock System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the plaintiff could only bring the action derivatively and not as a class action. The court granted the Company's motion to dismiss in April 1999. There can be no assurance, however, that the plaintiff will not refile its complaint as a derivative action.

         Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after the recently dismissed litigation challenging the Partnership's January 1999 sale of its Littlerock System to an affiliate of the General Partner is finally resolved and terminated.

RESULTS OF OPERATIONS
---------------------

           Due to the Littlerock System sale on January 29, 1999, which was the Partnership's last remaining operating asset, a full discussion of the results of operations would not be meaningful. For the period ended March 31, 1999, the Partnership had total revenues of $237,069 and generated operating income of $19,245. Other expenses of $487,906 and $587,846 incurred in the first quarter of 1999 and 1998, respectively, related to various costs associated with the sales of the Partnership's and Venture's systems. Because of the gain of $5,492,858 on the sale of the Littlerock System, the Partnership realized net income of $5,015,943, or $19.18 per limited partnership unit, for the three months ended March 31, 1999.

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

                  In January 1999, City Partnership Co. ("Plaintiff"), a limited partner of the Partnership, filed a class action complaint in the District Court, Arapahoe County, State of Colorado (Case No. 99-CV-
         0150) naming the General Partner as defendant. Plaintiff, on its behalf and on behalf of all other persons who are limited partners of the Partnership, challenged the terms of the sale of the Littlerock System to an affiliate of the General Partner. The General Partner filed a motion to dismiss the class action complaint on the grounds that the plaintiff could only bring the action derivatively and not as a class action. The court granted the Company's motion to dismiss in April 1999. There can be no assurance, however, that the plaintiff will not refile its complaint as a derivative action.

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated January 29, 1999, filed in February
             1999, reported that on January 29, 1999 the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400, subject to customary closing adjustments.

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

                                        CABLE TV FUND 14-B, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Lawrence S. Smith
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                        By:  /S/ Joseph J. Euteneuer
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated:  May 14, 1999