Form 10-Q
period 1999-06-30
CABLE TV FUND 14 B LTD
filed 1999-08-16
CIK 821480

                                    FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934
For the quarterly period ended June 30, 1999
                              --------------
                                      or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from          to
                               ---------  ---------
                        Commission File Number 0-16200

                           CABLE TV FUND 14-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1024658
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                        June 30,          December 31,
                  ASSETS                                                  1999                1998
                  ------                                                --------          ------------
CASH                                                                    $731,145          $     23,538

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $-0- and $7,468 at June 30, 1999 and December 31, 1998,
    respectively                                                            -                  157,760

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                  -                9,100,340
    Less- accumulated depreciation                                          -               (4,471,718)
                                                                        --------          ------------

                                                                            -                4,628,622

    Franchise costs and other intangible assets, net of
      accumulated amortization of $-0- and $1,979,620
      at June 30, 1999 and December 31, 1998, respectively                  -                  652,940
                                                                        --------          ------------

                  Total investment in cable television properties           -                5,281,562

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             -                  318,809
                                                                        --------          ------------

                  Total assets                                          $ 731,145         $  5,781,669
                                                                        =========         ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                              June 30,          December 31,
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1999               1998
                      -------------------------------------------                         ---------------      -------------
LIABILITIES:
    Debt                                                                                  $          -         $      25,981
    General Partner advances                                                                      100,907               -
    Trade accounts payable and accrued liabilities                                                   -                89,832
                                                                                          ---------------      -------------

                  Total liabilities                                                               100,907            115,813
                                                                                          ---------------      -------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                         1,000              1,000
        Accumulated deficit                                                                        (1,000)            (3,721)
                                                                                          ---------------      -------------

                                                                                                     -                (2,721)
                                                                                          ---------------      -------------

    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at June 30, 1999 and
            December 31, 1998)                                                                112,127,301        112,127,301
        Distributions                                                                        (112,853,367)      (102,868,006)
        Accumulated earnings (deficit)                                                          1,356,304         (3,590,718)
                                                                                          ---------------      -------------

                                                                                                  630,238          5,668,577
                                                                                          ---------------      -------------

                  Total liabilities and partners' capital (deficit)                       $       731,145      $   5,781,669
                                                                                          ===============      =============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                     For the Three Months Ended              For the Six Months Ended
                                                               June 30,                               June 30,
                                                   ------------------------------        --------------------------------
                                                       1999                1998               1999                1998
                                                   -----------        -----------        ------------        ------------
REVENUES                                           $    -             $ 3,623,059        $    237,069        $ 14,159,133

COSTS AND EXPENSES:
  Operating expenses                                    -               1,954,079             115,608           7,939,820
  Management fees and allocated overhead
    from General Partner                                -                 396,691              26,628           1,532,687
  Depreciation and amortization                         -               1,455,631              75,588           5,126,136
                                                   -----------        -----------        ------------        ------------

OPERATING LOSS                                          -                (183,342)             19,245            (439,510)
                                                   -----------        -----------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       5,701           (277,335)             (2,553)         (1,248,940)
  Gain on sale of cable television system               -              15,035,149           5,492,858          97,500,303
  Other, net                                           (71,901)        (1,583,665)           (559,807)         (2,171,511)
                                                   -----------        -----------        ------------        ------------

       Total other income (expense), net               (66,200)        13,174,149           4,930,498          94,079,852
                                                   -----------        -----------        ------------        ------------

CONSOLIDATED INCOME (LOSS)
  BEFORE MINORITY INTEREST                             (66,200)        12,990,807           4,949,743          93,640,342

MINORITY INTEREST IN
  CONSOLIDATED (INCOME) LOSS                            -                (486,106)              -             (22,502,893)
                                                   -----------        -----------        ------------        ------------

NET INCOME (LOSS)                                  $   (66,200)       $12,504,701        $  4,949,743        $ 71,137,449
                                                   ===========        ===========        ============        ============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $    -             $      -           $      2,721        $    749,411
                                                   ===========        ===========        ============        ============

  Limited Partners                                 $   (66,200)       $12,504,701        $  4,947,022        $ 70,388,038
                                                   ===========        ===========        ============        ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $      (.25)       $     47.84        $      18.93        $     269.32
                                                   ===========        ===========        ============        ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                    261,353            261,353             261,353             261,353
                                                   ===========        ===========        ============        ============

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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  4,949,743    $  71,137,449
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                                   75,588        5,126,136
      Gain on sale of cable television system                                     (5,492,858)     (97,500,303)
      Minority interest in consolidated net income (loss)                               -          22,502,893
      Decrease in trade receivables, net                                             157,760        1,074,998
      Decrease (increase) in deposits, prepaid expenses and deferred charges         316,356       (1,920,133)
      Increase in General Partner advances                                           100,907          365,067
      Decrease in trade accounts payable and accrued liabilities and
        subscriber prepayments                                                       (89,832)      (2,966,957)
                                                                                ------------    -------------

         Net cash provided by (used in) operating activities                          17,664       (2,180,850)
                                                                                ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (19,115)      (2,500,630)
  Proceeds from sale of cable television system                                   10,720,400      186,712,500
                                                                                ------------    -------------

         Net cash provided by investing activities                                10,701,285      184,211,870
                                                                                ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                              -           2,010,948
  Repayment of debt                                                                  (25,981)     (56,166,967)
  Distributions to limited partners                                               (9,985,361)    (102,868,006)
  Increase in accrued distributions to limited partners                                 -          34,313,575
  Distributions to joint venture partner                                                -         (25,937,002)
  Increase in accrued distribution to joint venture partner                             -             452,433
                                                                                ------------    -------------

         Net cash used in financing activities                                   (10,011,342)    (148,195,019)
                                                                                ------------    -------------

Increase in cash                                                                     707,607       33,836,001

Cash, beginning of period                                                             23,538          173,628
                                                                                ------------    -------------

Cash, end of period                                                             $    731,145    $  34,009,629
                                                                                ============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                 $      2,553    $   1,746,772
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998, its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Cash Flows for the six month periods ended June 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Partnership may incur related to pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

     Taking into account the distributions from prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

     Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after all pending litigation relating to the Partnership is finally resolved and terminated. (See Part II, Item I).

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended June 30, 1999 and 1998 were $-0- and $181,153, respectively. Management fees paid to the General Partner by the Partnership and the Venture for the six month periods ended June 30, 1999 and 1998 were $11,854 and $707,957, respectively. The General Partner has not received and will not receive a management fee after January 29, 1999.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements made to the General Partner by the Partnership and the Venture for overhead and administrative expenses for the three month periods ended June 30, 1999 and 1998 were $35,786 and

$215,538, respectively. Reimbursements made to the General Partner by the Partnership and the Venture for overhead and administrative expenses for the six month periods ended June 30, 1999 and 1998 were $50,560 and $824,730, respectively.

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

     On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of the General Partner for $10,720,400. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership. Upon the closing of the sale of the Littlerock System, the Partnership retained $1,000,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Partnership may incur related to pending litigation, repaid all of its indebtedness (including $380,466 in advances from the General Partner and capital lease obligations of $25,981) and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, the General Partner did not receive a general partner distribution from the Littlerock System's sale proceeds.

     Taking into account the distributions from prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

     Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after all pending litigation relating to the Partnership is finally resolved and terminated. (See Part II, Item I).

     Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Littlerock System sale on January 29, 1999, which was the Partnership's last remaining operating asset, a full discussion of the results of operations would not be meaningful. For the period ended June 30, 1999, the Partnership had total revenues of $237,069 and generated operating income of $19,245. Other expenses of $559,807 and $2,171,511 incurred during the first six months of 1999 and 1998, respectively, related to various costs associated with the sales of the Partnership's and Venture's systems. Because of the gain of $5,492,858 on the sale of the Littlerock System, the Partnership realized net income of $4,949,743, or $18.93 per limited partnership unit, for the six months ended June 30, 1999.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Littlerock Litigation

         In June 1999, the General Partner was named a defendant in a case styled City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd.,
       -------------------------------------------------------------------------
plaintiff v. Jones  Intercable,  Inc.,  defendant and Cable TV Fund 14-B,  Ltd.,
--------------------------------------------------------------------------------
nominal defendant (U.S. District Court,  District of Colorado,  Civil Action No.
-----------------
99-WM-1051) brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that the General Partner breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of the General Partner in January 1999. The complaint alleges that the General Partner acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused the General Partner to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934. Plaintiff also claims that the General Partner breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the General Partner from making use of the Partnership's funds to finance the General Partner's defense of this litigation.

         In July 1999, the General Partner filed motions to dismiss the plaintiff's claims for relief arising from the allegations of a false and misleading proxy statement under Section 14(a) of the Securities Exchange Act of 1934 and for breach of fiduciary duty on the grounds that Colorado law does not permit these types of tort claims that are based on the same essential averments that support the plaintiff's claim of breach of contract or tort claims for purely economic loss caused by an alleged breach of contract. The General Partner also asked the court to dismiss the entire action on the grounds that the court lacks jurisdiction over the subject matter. The General Partner believes that the procedures followed by it in conducting the vote of the limited partners of the Partnership on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of the Partnership, were proper and that the Partnership's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the Partnership's limited partnership agreement. The General Partner intends to defend this lawsuit vigorously.

Limited Partnership Tender Offer Litigation

         In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties
       -------------------------------------------------------------------------
II, LLC and KM Investments,  LLC, plaintiffs v. Jones Intercable,  Inc., et al.,
--------------------------------------------------------------------------------
defendants  (Superior Court, Los Angeles County,  State of California,  Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 7, 1999, filed on April 15,
             1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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



Dated:  August 16, 1999