Form 10-Q
period 1999-09-30
CABLE TV FUND 14 B LTD
filed 1999-11-15
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------
                                or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                               to
                               ------------------------------  ----------------

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

Yes    X                                                                No _____
     _____

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                                  September 30,       December 31,
                  ASSETS                                                              1999                1998
                  ------                                                         -------------        -------------
CASH                                                                             $     747,791        $      23,538

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $7,468 at December 31, 1998                                                                 -              157,760

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                                   -            9,100,340
    Less- accumulated depreciation                                                           -           (4,471,718)
                                                                                 -------------        -------------

                                                                                             -            4,628,622

    Franchise costs and other intangible assets, net of accumulated
      amortization of $1,979,620 at December 31, 1998                                        -              652,940
                                                                                 -------------        -------------

                  Total investment in cable television properties                            -            5,281,562

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                              -              318,809
                                                                                 -------------        -------------

                  Total assets                                                   $     747,791        $   5,781,669
                                                                                 =============        =============

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
           -------------------------------------------

LIABILITIES:
    Debt                                                                         $           -        $      25,981
    General Partner advances                                                           148,226                    -
    Trade accounts payable and accrued liabilities                                           -               89,832
                                                                                 -------------        -------------

                  Total liabilities                                                    148,226              115,813
                                                                                 -------------        -------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                              1,000                1,000
        Accumulated deficit                                                             (1,000)              (3,721)
                                                                                 -------------        -------------

                                                                                             -               (2,721)
                                                                                 -------------        -------------
    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at September 30, 1999 and
            December 31, 1998)                                                     112,127,301          112,127,301
        Distributions                                                             (112,853,367)        (102,868,006)
        Accumulated earnings (deficit)                                               1,325,631           (3,590,718)
                                                                                 -------------        -------------

                                                                                       599,565            5,668,577
                                                                                 -------------        -------------

                  Total liabilities and partners' capital (deficit)              $     747,791        $   5,781,669
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------



                                               For the Three Months Ended                For the Nine Months Ended
                                                     September 30,                             September 30,
                                            --------------------------------          --------------------------------
                                                 1999              1998                   1999               1998
                                            --------------    --------------          --------------    --------------
REVENUES                                    $            -    $      664,551          $      237,069    $   14,823,684

COSTS AND EXPENSES:
  Operating expenses                                     -           365,465                 115,608         8,305,285
  Management fees and allocated overhead
    from General Partner                                 -            74,137                  26,628         1,606,824
  Depreciation and amortization                          -           218,562                  75,588         5,344,698
                                            --------------    --------------          --------------    --------------

OPERATING INCOME (LOSS)                                  -             6,387                  19,245          (433,123)
                                            --------------    --------------          --------------    --------------
OTHER INCOME (EXPENSE):
  Interest expense                                  (2,146)             (933)                 (4,699)       (1,249,873)
  Gain on sale of cable television systems               -                 -               5,492,858        97,500,303
  Other, net                                       (28,527)         (411,864)               (588,334)       (2,583,375)
                                            --------------    --------------          --------------    --------------

         Total other income (expense), net         (30,673)         (412,797)              4,899,825        93,667,055
                                            --------------    --------------          --------------    --------------

CONSOLIDATED INCOME (LOSS)
  BEFORE MINORITY INTEREST                         (30,673)         (406,410)              4,919,070        93,233,932
                                            --------------    --------------          --------------    --------------

MINORITY INTEREST IN
  CONSOLIDATED INCOME                                    -                 -                       -       (22,599,271)
                                            --------------    --------------          --------------    --------------

NET INCOME (LOSS)                           $      (30,673)   $     (406,410)         $    4,919,070    $   70,634,661
                                            ==============    ==============          ==============    ==============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                           $            -    $       (4,064)         $        2,721    $      744,383
                                            ==============    ==============          ==============    ==============

  Limited Partners                          $      (30,673)   $     (402,346)         $    4,916,349    $   69,890,278
                                            ==============    ==============          ==============    ==============

  NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $         (.12)   $        (1.54)         $        18.81    $       267.42
                                            ==============    ==============          ==============    ==============

  WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                261,353           261,353                 261,353           261,353
                                            ==============    ==============          ==============    ==============


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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                         ----------------------------------------
                                                                             1999                        1998
                                                                         ------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  4,919,070               $  70,634,661
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            75,588                   5,344,698
      Gain on sale of cable television systems                             (5,492,858)                (97,500,303)
      Minority interest in consolidated net income                                  -                  22,599,271
      Decrease in trade receivables, net                                      157,760                     896,685
      Decrease in deposits, prepaid expenses and
        deferred charges                                                      316,356                     185,798
      Increase (decrease) in General Partner advances                         148,226                    (617,490)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                                (89,832)                 (1,111,211)
                                                                         ------------               -------------

              Net cash provided by operating activities                        34,310                     432,109
                                                                         ------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (19,115)                 (2,593,370)
  Payment of deferred brokerage fee                                                 -                    (920,000)
  Proceeds from sales of cable television systems                          10,720,400                 186,712,500
                                                                         ------------               -------------

              Net cash provided by investing activities                    10,701,285                 183,199,130
                                                                         ------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          -                   2,010,948
  Repayment of debt                                                           (25,981)                (56,168,724)
  Distributions to limited partners                                        (9,985,361)               (102,868,006)
  Distribution to joint venture partner                                             -                 (25,937,002)
                                                                         ------------               -------------

              Net cash used in financing activities                       (10,011,342)               (182,962,784)
                                                                         ------------               -------------

Increase in cash                                                              724,253                     668,455

Cash, beginning of period                                                      23,538                     173,628
                                                                         ------------               -------------

Cash, end of period                                                      $    747,791               $     842,083
                                                                         ============               =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $          -               $   1,752,692
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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998, its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after January 29, 1999. Management fees paid to the General Partner by the Partnership and the Venture for the three month periods ended September 30, 1999 and 1998 were $-0-and $33,227, respectively. Management fees paid to the General Partner by the Partnership and the Venture for the nine month periods ended September 30, 1999 and 1998 were $11,854 and $741,184, respectively.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the General Partner by the Partnership and the Venture for overhead and administrative expenses for the three month periods ended September 30, 1999 and 1998 were $19,410 and $40,910, respectively. Reimbursements made to the General Partner by the Partnership and the Venture for overhead and administrative expenses for the nine month periods ended September 30, 1999 and 1998 were $69,970 and $865,640, respectively.

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

     Because the Partnership has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under
Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.


RESULTS OF OPERATIONS
---------------------

     Due to the Littlerock System sale on January 29, 1999, which was the Partnership's last remaining operating asset, a full discussion of the results of operations would not be meaningful. For the period ended September 30, 1999, the Partnership had total revenues of $237,069 and generated operating income of $19,245. Other expenses of $588,334 and $2,583,375 incurred during the first nine months of 1999 and 1998, respectively, primarily related to various costs associated with the sales of the Partnership's and Venture's systems and the administration of the Partnership. Because of the gain of $5,492,858 on the sale of the Littlerock System, the Partnership realized net income of $4,919,070, or $18.81 per limited partnership unit, for the nine months ended September 30, 1999.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In June 1999, the General Partner was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B,
          -------------------------------------------------------------------
Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B,
----------------------------------------------------------------------------
Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action
-----------------------
No. 99-WM-1051) brought by City Partnership Co., a limited partner of Cable TV Fund 14-B, Ltd. ("Fund 14-B"). The plaintiff's complaint alleges that the General Partner breached its fiduciary duty to the plaintiff and to the other limited partners of Fund 14-B in connection with Fund 14-B's sale of the Littlerock, California cable television system (the "Littlerock System") to a subsidiary of the General Partner in January 1999. The complaint alleges that the General Partner acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of Fund 14-B in connection with the vote of the limited partners on Fund 14-B's sale of the Littlerock System contained inadequate and misleading information concerning the state of the market for cable systems and the fairness of the transaction, which the plaintiff claims caused the General Partner to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that the General Partner breached the contractual provision of Fund 14-B's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent the General Partner from making use of Fund 14-B's funds to finance the General Partner's defense of this litigation. The General Partner has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by it in conducting the vote of the limited partners of Fund 14-B on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of Fund 14-B, were proper and that Fund 14-B's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of Fund 14-B's limited partnership agreement. The General Partner intends to defend this lawsuit vigorously.

         In August 1999, the General Partner was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          --------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-
-------------------------------------------------------------------------------
C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
-----------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to the General Partner or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of the General Partner. The complaint alleges that the General Partner acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In August 1999, the General Partner was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District
-----------------------------------------------------------------
Court, District of Colorado, Civil Action No. 99-B-1604)("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Fund 14-B.

     In September 1999, the General Partner was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S.
------------------------------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1751)("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock cable communications system by Fund 14-B.

     In September 1999, the General Partner was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, the General Partner was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     The General Partner believes that the procedures followed by it in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

     In September 1999, the General Partner filed a motion in the United States District Court for the District of Colorado seeking an order consolidating all of the cases challenging the General Partner's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. A court-mandated settlement conference relating to all of these cases filed in United States District Court for the District of Colorado occurred November 2, 1999 and another such meeting has been scheduled for March 14, 2000.

Item 6.  Exhibits and Reports on Form 8-K

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


                                  CABLE TV FUND 14-B, LTD.
                                  BY:  JONES INTERCABLE, INC.
                                       General Partner



                                  By:  /S/ Lawrence S. Smith
                                     ------------------------------------
                                     Lawrence S. Smith
                                     Principal Accounting Officer


                                  By:  /S/ Joseph J. Euteneuer
                                     ------------------------------------
                                     Joseph J. Euteneuer
                                     Vice President (Authorized Officer)



Dated:  November 12, 1999