Form 10-K
period 1999-12-31
CABLE TV FUND 14 B LTD
filed 2000-03-23
CIK 821480

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission file number:             0-16200

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                                            84-1024658
(State of Organization)                                         (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
Philadelphia, Pennsylvania 19102-2148                                   (215) 665-1700
(Address of principal executive office and Zip Code)     (Registrant's telephone no. including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
               Securities registered pursuant to Section 12(g) of
                     the Act: Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

    Yes     x                                                  No
          ------                                                   ------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ------



                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Cable TV Fund 14-B, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership no longer owns any cable television systems. In January 1999, the Partnership sold its last operating asset, the cable television system serving the areas in and around Littlerock, California (the "Littlerock System"). Although the sale of the Littlerock System represented the sale of the last remaining operating asset of the Partnership, the Partnership will not be dissolved until all pending litigation relating to the Partnership has been resolved and terminated.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc.

The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM BY THE PARTNERSHIP. In January 1999, the Partnership sold the Littlerock System to a subsidiary of Jones Intercable for a sales price of $10,720,400. The sales price represented the average of three separate, independent appraisals of the fair market value of the Littlerock System. From the proceeds of the Littlerock System's sale, the Partnership settled working capital adjustments and retained $1,000,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses the Partnership may incur related to pending litigation, repaid all of its indebtedness and then the Partnership distributed the remaining sale proceeds of $9,985,361 to its limited partners of record as of January 29, 1999. This distribution was made in February 1999. Because the distributions to the limited partners from the sales of the Partnership's cable systems did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, Jones Intercable did not receive a general partner distribution from the Littlerock System's sale proceeds. Limited partners received $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership, from the Partnership's net proceeds of the Littlerock System's sale. Taking into account all distributions made from the sales of the Partnership's cable television systems, the limited partners of the Partnership have received $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

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


                               ITEM 2. PROPERTIES
                               ------------------

         As of December 31, 1999, the Partnership does not own any cable television systems.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

LITIGATION CHALLENGING JONES INTERCABLE'S ACQUISITION OF THE LITTLEROCK SYSTEM

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B,
          -------------------------------------------------------------------
Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B,
----------------------------------------------------------------------------
Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action
-----------------------
No. 99-WM-1051) brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by Jones Intercable in conducting the vote of the limited partners of the Partnership on the sale of the

Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of the Partnership, were proper and that Partnership's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the Partnership's limited partnership agreement. The General Partner intends to defend this lawsuit vigorously.

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          --------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund
---------------------------------------------------------------------------
12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R.
          --------------------------------------------------------------------
Jones, defendants  and Cable TV Fund 14-B,  Ltd.,  nominal  defendant  (U.S.
---------------------------------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1604)("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to
                           -------------
the sale of the Littlerock  System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -------------------------------------------------------------------
Jones,  defendants,  and Cable TV Fund 14-B, Ltd.,  nominal defendant (U.S.
---------------------------------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1751)("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs
          ------------------------------------------------------------------
v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
--------------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

         The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

LITIGATION RELATING TO LIMITED PARTNERSHIP LIST REQUESTS

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest
                               -------------------------------------
Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs
-------------------------------------------------------------------------------
v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles
---------------------------------------------
County, State of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 15,450.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      For the Year Ended December 31,
                                     ------------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd.(a)               1999                1998                1997            1996              1995
---------------------------          --------------     -------------       -------------    -------------    -------------
Revenues                             $     237,069      $  15,524,182       $  40,929,333    $  37,768,924    $  34,443,760
Depreciation and Amortization               75,588          5,571,215          14,070,460       13,474,568       14,265,096
Operating Income (Loss)                     19,245           (443,961)           (258,143)      (1,165,250)      (2,684,818)
Minority Interest in Consolidated
  (Income) Loss                                 --        (22,599,271)            626,089          815,252        1,104,003
Net Income (Loss)                        4,890,713(c)      70,865,360(b)       (3,543,869)      (4,470,043)      (6,108,952)
Net Income (Loss) per Limited
  Partnership Unit                           18.70(c)          268.29(b)           (13.42)          (16.93)          (23.14)
Weighted Average Number of Limited
  Partnership Units Outstanding            261,353            261,353             261,353          261,353          261,353
General Partner's Deficit                       --             (2,721)           (749,411)        (713,972)        (669,272)
Limited Partners' Capital                  571,208          5,668,577          38,417,913       41,926,343       46,351,686
Total Assets                               571,028          5,781,669          99,133,735      105,915,409      111,850,697
Debt                                            --             25,981          54,185,513       56,656,424       56,241,715
Jones Intercable Advances                       --            835,015             449,094        1,896,049

(a) Cable TV Fund 14-B, Ltd.'s selected financial data historically includes the consolidated amounts of Cable TV Fund 14-A/B Venture.

(b) Net income resulted primarily from the sale of the Surfside System by Cable TV Fund 14-B, Ltd. in June 1998 and from the sale of the Broward System by Cable TV Fund 14-A/B Venture in March 1998.

(c) Net income resulted primarily from the sale of the Littlerock System by Cable TV Fund 14-B, Ltd., in January 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

         The Partnership owned the Littlerock System until its sale on January 29, 1999. The Partnership owned the Surfside System until its sale on June 30, 1998. The Partnership also owned a 73 percent interest in Cable TV Fund 14-A/B, Ltd. (the "Venture"). The Venture sold its only asset, the Broward System, on March 31, 1998, and the Venture was liquidated and dissolved in October 1998. The accompanying financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Cable TV Fund 14-A Ltd.

         On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of Jones Intercable for $10,720,400. Upon the closing of the sale of the Littlerock System, the Partnership retained a portion of the sale proceeds for a reserve for the continuing administrative expenses of the Partnership, repaid all of its indebtedness and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, Jones Intercable did not receive a general partner distribution from the Littlerock System's sale proceeds.

         Taking into account the distribution from prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

         Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after all pending litigation relating to the Partnership is finally resolved and terminated (see note 7).

RESULTS OF OPERATIONS

         Due to the Littlerock System sale on January 29, 1999, which was the Partnership's last remaining operating asset, a full discussion of the results of operations would not be meaningful. For the period ended December 31, 1999, the Partnership had total revenues of $237,069 and generated operating income of $19,245. Other expense of $612,631 incurred in 1999 primarily related to various costs associated with the sale of the Partnership's Littlerock System and the administration of the Partnership. Because of the gain of $5,492,858 on the sale of the Littlerock System, the Partnership realized net income of $4,890,713, or $18.70 per limited partnership interest, for the year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-B, Ltd.:

         We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B, Ltd. (a Colorado limited partnership) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 3, 2000.

                            CABLE TV FUND 14-B, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                      -------------------------
                  ASSETS                                                 1999          1998
                  ------                                              -----------   -----------
CASH                                                                  $        --   $    23,538

RECEIVABLE FROM JONES INTERCABLE                                          571,208            --

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $7,468 at December 31, 1998                                                --       157,760

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                     --     9,100,340
    Less- accumulated depreciation                                             --    (4,471,718)
                                                                      -----------   -----------

                                                                               --     4,628,622

    Franchise costs and other intangible assets, net of accumulated
       amortization of $1,979,620 at December 31, 1998                         --       652,940
                                                                      -----------   -----------

                  Total investment in cable television properties              --     5,281,562

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                --       318,809
                                                                      -----------   -----------

                  Total assets                                        $   571,208   $ 5,781,669
                                                                      ===========   ===========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                      ------------------------------
               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                 1999             1998
               -------------------------------------------            -------------    -------------
LIABILITIES:
    Debt                                                              $          --    $      25,981
    Accounts payable and accrued liabilities                                     --           89,832
                                                                      -------------    -------------

                  Total liabilities                                              --          115,813
                                                                      -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 7)


PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                   1,000            1,000
        Accumulated deficit                                                  (1,000)          (3,721)
                                                                      -------------    -------------
                                                                                 --           (2,721)
                                                                      -------------    -------------
    Limited Partners-
        Net contributed capital (261,353 units
            outstanding at December 31, 1999 and 1998)                  112,127,301      112,127,301
        Accumulated deficit                                               1,297,274       (3,590,718)
        Distributions                                                  (112,853,367)    (102,868,006)
                                                                      -------------    -------------
                                                                            571,208        5,668,577
                                                                      -------------    -------------
                  Total liabilities and partners' capital (deficit)   $     571,208    $   5,781,669
                                                                      =============    =============


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                          consolidated balance sheets.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                       1999           1998            1997
                                                  ------------    ------------    ------------
REVENUES                                          $    237,069    $ 15,524,182    $ 40,929,333

COSTS AND EXPENSES:
    Operating  expenses                                115,608       8,688,064      22,717,178
    Management fees and allocated overhead from
        Jones Intercable                                26,628       1,708,864       4,399,838
    Depreciation and amortization                       75,588       5,571,215      14,070,460
                                                  ------------    ------------    ------------

OPERATING INCOME (LOSS)                                 19,245        (443,961)       (258,143)
                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest expense                                    (8,759)     (1,250,752)     (3,903,254)
    Gain on sales of cable television systems        5,492,858      97,500,303              --
    Other, net                                        (612,631)     (2,340,959)         (8,561)
                                                  ------------    ------------    ------------

         Total other income (expense), net           4,871,468      93,908,592      (3,911,815)
                                                  ------------    ------------    ------------

CONSOLIDATED INCOME (LOSS) BEFORE
  MINORITY INTEREST                                  4,890,713      93,464,631      (4,169,958)

MINORITY INTEREST IN CONSOLIDATED
  (INCOME) LOSS                                             --     (22,599,271)        626,089
                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                 $  4,890,713    $ 70,865,360    $ (3,543,869)
                                                  ============    ============    ============

ALLOCATION OF NET INCOME (LOSS):
    General Partner                               $      2,721    $    746,690    $    (35,439)
                                                  ============    ============    ============

    Limited Partners                              $  4,887,992    $ 70,118,670    $ (3,508,430)
                                                  ============    ============    ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                              $      18.70    $     268.29    $     (13.42)
                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNERSHIP UNITS OUTSTANDING                      261,353         261,353         261,353
                                                  ============    ============    ============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                              Year Ended December 31,
                                 -----------------------------------------------
                                      1999            1998              1997
                                 -------------    -------------    -------------
GENERAL PARTNER:
    Balance, beginning of year   $      (2,721)   $    (749,411)   $    (713,972)
    Net income (loss) for year           2,721          746,690          (35,439)
                                 -------------    -------------    -------------

    Balance, end of year         $          --    $      (2,721)   $    (749,411)
                                 =============    =============    =============

LIMITED PARTNERS:
    Balance, beginning of year   $   5,668,577    $  38,417,913    $  41,926,343
    Net income (loss) for year       4,887,992       70,118,670       (3,508,430)
    Distributions                   (9,985,361)    (102,868,006)              --
                                 -------------    -------------    -------------

    Balance, end of year         $     571,208    $   5,668,577    $  38,417,913
                                 =============    =============    =============


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                     Year Ended December 31,
                                                                        ------------------------------------------------
                                                                             1999             1998             1997
                                                                        -------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $   4,890,713    $  70,865,360    $  (3,543,869)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization                                      75,588        5,571,215       14,070,460
            Gain on sales of cable television systems                      (5,492,858)     (97,500,303)              --
            Minority interest in consolidated income (loss)                        --       22,599,271         (626,089)
            Decrease  in trade receivables, net                               157,760        1,312,533          607,200
            Increase in receivable from Jones Intercable                     (571,208)              --               --
            Decrease (increase) in deposits, prepaid expenses and
                deferred charges                                              316,356          (91,324)        (722,481)
            Decrease in accounts payable and
                accrued liabilities and subscriber prepayments                (89,832)      (2,097,142)        (526,726)
                                                                        -------------    -------------    -------------

                  Net cash provided by (used in) operating activities        (713,481)         659,610        9,258,495
                                                                        -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                   (19,115)      (2,802,645)      (7,840,186)
    Payment of deferred brokerage fee                                              --         (920,000)              --
    Proceeds from sales of cable television systems                        10,720,400      186,712,500               --
                                                                        -------------    -------------    -------------

                  Net cash provided by (used in) investing activities      10,701,285      182,989,855       (7,840,186)
                                                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       --        2,010,948        1,541,111
    Repayment of debt                                                         (25,981)     (56,170,480)      (4,012,022)
    Increase (decrease) in transaction with affiliates                             --         (835,015)         385,921
    Distributions to limited partners                                      (9,985,361)    (102,868,006)              --
    Distribution to joint venture partner                                          --      (25,937,002)              --
                                                                        -------------    -------------    -------------

                  Net cash used in financing activities                   (10,011,342)    (183,799,555)      (2,084,990)
                                                                        -------------    -------------    -------------
Decrease in cash                                                              (23,538)        (150,090)        (666,681)

Cash, beginning of year                                                        23,538          173,628          840,309
                                                                        -------------    -------------    -------------

Cash, end of year                                                       $          --    $      23,538    $     173,628
                                                                        =============    =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $          --    $   1,753,571    $   4,136,822
                                                                        =============    =============    =============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 14-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 9, 1987, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems.

         Formation of Joint Venture

         On January 8, 1988, Cable TV Fund 14-A, Ltd. ("Fund 14-A") and the Partnership formed Cable TV Fund 14-A/B Venture (the "Venture"). Fund 14-A contributed $18,975,000 to the capital of the Venture for a 27 percent ownership interest and the Partnership contributed $51,025,000 to the capital of the Venture for a 73 percent ownership interest. The Venture was liquidated and dissolved in October 1998 (discussed below).

         Cable Television System Acquisitions

         The Partnership acquired the cable television system serving Surfside, South Carolina (the "Surfside System") in 1988 and the cable television system serving Littlerock, California (the "Littlerock System") in 1989. The Venture acquired the cable television system serving areas in and around Broward County, Florida (the "Broward System") in 1988.

         New General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. Comcast JOIN Holdings, Inc. shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Sales

         On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. From the proceeds of the Broward System sale, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a brokerage fee of $3,420,216. The Venture then distributed the remaining net sale proceeds of $95,708,056 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 73 percent of the net sale proceeds, or $69,771,054. The Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $267 for each $500 limited partnership interest, or $534 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Broward System did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, Jones Intercable did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

         On June 30, 1998, the Partnership sold the Surfside System to an unaffiliated third party for $51,500,000. Upon the closing of the sale of the Surfside System, the Partnership retained a portion of the sale proceeds for working capital purposes, repaid all of its indebtedness, paid a brokerage fee totaling $1,287,500, paid a deferred acquisition fee of $920,000 and then distributed the net sale proceeds of approximately $33,096,952 to the Partnership's limited partners of record as of June 30, 1998. This distribution was made in August 1998. Such distribution represented approximately $127 for each $500 limited partnership interest, or $254 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Broward System and the Surfside System did not return to the limited partners 125 percent of the capital initially contributed by the limited partners to the Partnership, Jones Intercable did not receive a general partner distribution from the Surfside System's sale proceeds.

         On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of Jones Intercable for $10,720,400. Upon the closing of the sale of the Littlerock System, the Partnership retained a portion of the sale proceeds for a reserve for the continuing administrative expenses, repaid all of its indebtedness and then distributed the net sale proceeds of approximately $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Broward System, the Surfside System and the Littlerock System did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, Jones Intercable did not receive a general partner distribution from the Littlerock System's sale proceeds.

         Taking into account the distribution from the prior system sales and the distribution from the sale of the Littlerock System, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

         Although the sale of the Littlerock System represented the sale of the only remaining cable television system of the Partnership, the Partnership will not be dissolved until after all pending litigation relating to the Partnership is finally resolved and terminated (see note 7).

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contribution to partnership capital.

         Jones Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Jones Intercable, except for income or gain from the sale or disposition of cable television properties, which are allocated to the partners based upon the formula set forth in the Partnership's partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES

         Brokerage Fees

         The Intercable Group, Ltd. performed brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Intercable Group, Ltd. earned a fee totaling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988, of which $920,000 had been deferred until the sale of the Surfside System on June 30, 1998. For brokering the sales of the Broward System and the Surfside System, The Intercable Group, Ltd. earned fees totaling $3,500,000 and $1,287,500, respectively, or 2.5 percent of the respective purchase prices, for the year ended December 31, 1998.

         Management Fees, Distribution Ratios and Reimbursements

         Jones Intercable managed the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable has not received and will not receive a management fee after January 29, 1999. Management fees paid to Jones Intercable by the Partnership and the Venture for the years ended December 31, 1999, 1998 and 1997 were $11,854, $776,209 and $2,046,467, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to the general partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to Jones Intercable for allocated overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997 were $82,371, $932,655 and
$2,353,371, respectively.

         The Partnership was charged interest during 1999 at an average interest rate of 7.18 percent on the amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Jones Intercable was $8,699, $17,658 and $2,678, for the years ended December 31, 1999, 1998 and 1997, respectively.

         Payments to/from Affiliates for Programming Services

         Prior to the sale of the Littlerock System the Partnership received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999. (see Note 1)

         Payments to Superaudio by the Partnership totaled $450, $23,402 and $57,469 in 1999, 1998 and 1997, respectively. Payments to Knowledge TV, Inc. by the Partnership totaled $415, $26,403 and $63,921 in 1999, 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $14,633 in 1997. Payments by the Partnership to Great American Country, Inc. totaled $360, $24,623 and $22,309 in 1999, 1998 and 1997.

         Prior to the sale of the Littletock System the Partnership received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $14, $51,065 and $125,785 in 1999, 1998 and 1997, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1999 and 1998, consisted of the following:

                                                       1999         1998
                                                    ---------   -----------

         Cable distribution systems                 $      --   $ 8,863,348
         Equipment and tools                               --       123,119
         Office furniture and equipment                    --        36,771
         Buildings                                         --        15,597
         Vehicles                                          --        61,505
         Land                                              --            --
                                                    ---------   -----------
                                                           --     9,100,340

                  Less - accumulated depreciation          --    (4,471,718)
                                                    ---------   -----------

                  Total                             $      --   $ 4,628,622
                                                    =========   ===========

(5)      DEBT

         Debt consisted of the following:                   December 31,
                                                    -----------------------

                                                       1999        1998
                                                    ---------   -----------

         Capital lease obligations                  $      --        25,981
                                                    ---------   -----------

                  Total                             $      --   $    25,981
                                                    =========   ===========


(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying consolidated financial statements because they accrue directly to the partners. The federal and state income tax returns of the Partnership are prepared and filed by the general partner.

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

(7)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

Litigation Challenging Jones Intercable's Acquisition of the Littlerock System
------------------------------------------------------------------------------

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B,
          -------------------------------------------------------------------
Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B,
----------------------------------------------------------------------------
Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action
-----------------------
No. 99-WM-1051) brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation. Jones Intercable has filed motions to dismiss certain of the plaintiff's claims for relief. The General Partner believes that the procedures followed by Jones Intercable in conducting the vote of the limited partners of the Partnership on the sale of the Littlerock System, including the fairness opinion in the proxy statement delivered to the limited partners of the Partnership, were proper and that Partnership's sale of the Littlerock System at a price determined by averaging three separate, independent appraisals was in accordance with the express provisions of the Partnership's limited partnership agreement. The General Partner intends to defend this lawsuit vigorously.

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          --------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund
---------------------------------------------------------------------------
12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District
-----------------------------------------------------------------
Court, District of Colorado,

Civil Action No. 99-B-1604) ("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except
                                                      -------------
that it relates only to the sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S.
------------------------------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1751) ("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the
                          -------------
sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

         The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                   For the Year Ended December 31,
                                                ------------------------------------
                                                   1999         1998          1997
                                                ----------   ----------   ----------
Maintenance and repairs                         $      198   $  115,925   $  310,652
                                                ==========   ==========   ==========

Taxes, other than income and payroll taxes      $    5,069   $  193,790   $  696,477
                                                ==========   ==========   ==========

Advertising                                     $       63   $  119,868   $  306,273
                                                ==========   ==========   ==========

Depreciation of property, plant and equipment   $   61,589   $3,091,813   $6,816,082
                                                ==========   ==========   ==========

Amortization of intangible assets               $   13,999   $2,479,402   $7,254,378
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

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast, and the costs of such employment are charged by Comcast to the Partnership. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 1999, such reimbursements totaled $82,371.

         Prior to the sale of the Littlerock System, the Partnership paid a management fee to its general partner equal to 5% of the Partnership's gross revenues from system operations. During the year ended December 31, 1999, such management fees totaled $11,854. It is expected that the Partnership will never again pay management fees.

         The Partnership is charged interest on amounts advanced by its general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, such interest charges totaled $8,699.

         Prior to the sale of the Littlerock System, the Partnership paid programming service fees to affiliates of Jones Intercable. The amount of such programming service fees paid to affiliates during 1999 were not material. It is expected that the Partnership will never again pay programming service fees.

         The Partnership paid no brokerage fees to affiliates during 1999 and it is expected that the Partnership will never again pay brokerage fees.

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)  1.   See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

     3.   The following exhibits are filed herewith:

     4.1 Limited Partnership Agreement for Cable TV Fund 14-B, Ltd. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1987.)

     27   Financial Data Schedule

(b)       Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                          CABLE TV FUND 14-B, LTD.,
                                          a Colorado limited partnership
                                          By:     Comcast JOIN Holdings, Inc.,
                                                  a Delaware corporation,
                                                  its general partner


                                          By:     /s/ Brian L. Roberts
                                                  ------------------------------
                                                  Brian L. Roberts
Dated:        March 22, 2000                      President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          By:     /s/ Ralph J. Roberts
                                                  ------------------------------
                                                  Ralph J. Roberts
Dated:        March 22, 2000                      Chairman; Director


                                          By:     /s/ Brian L. Roberts
                                                  ------------------------------
                                                  Brian L. Roberts
                                                  President; Director
Dated:        March 22, 2000                      (Principal Executive Officer)


                                          By:     /s/ Lawrence S. Smith
                                                  ------------------------------
                                                  Lawrence S. Smith
Dated:        March 22, 2000                      Executive Vice President;
                                                  Director


                                          By:     /s/ Stanley L. Wang
                                                  ------------------------------
                                                  Stanley L. Wang
Dated:        March 22, 2000                      Executive Vice President;
                                                  Secretary; Director


                                          By:     /s/ John R. Alchin
                                                  ------------------------------
                                                  John R. Alchin
                                                  Executive Vice President;
                                                  Treasurer
Dated:        March 22, 2000                      (Principal Financial Officer)


                                          By:     /s/ Lawrence J. Salva
                                                  ------------------------------
                                                  Lawrence J. Salva
                                                  Senior Vice President
Dated:        March 22, 2000                      (Principal Accounting Officer)