Form 10-Q
period 2000-06-30
CABLE TV FUND 14 B LTD
filed 2000-08-11
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
                               -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                          June 30,                 December 31,
                              ASSETS                                        2000                       1999
                              ------                                ---------------------      ---------------------
Cash                                                                $             576,522      $                   -

Receivable from affiliates                                                              -                    571,208
                                                                    ---------------------      ---------------------

          Total assets                                              $             576,522                  $ 571,208
                                                                    =====================      =====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                          $             114,372      $                   -
                                                                    ---------------------      ---------------------

          Total liabilities                                                       114,372                          -
                                                                    ---------------------      ---------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                            1,000                      1,000
     Accumulated deficit                                                           (1,000)                    (1,000)
                                                                    ---------------------      ---------------------

                                                                                        -                          -
                                                                    ---------------------      ---------------------

Limited Partners-
  Net contributed capital (261,353 units outstanding
    at June 30, 2000 and December 31, 1999)                                   112,127,301                112,127,301
  Distributions                                                              (112,853,367)              (112,853,367)
  Accumulated earnings                                                          1,188,216                  1,297,274
                                                                    ---------------------      ---------------------

                                                                                  462,150                    571,208
                                                                    ---------------------      ---------------------

          Total liabilities and partners' capital                   $             576,522      $             571,208
                                                                    =====================      =====================





           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------



                                                               For the Three Months Ended            For the Six Months Ended
                                                                         June 30,                             June 30,
                                                           ---------------------------------   ------------------------------------
                                                                2000              1999               2000               1999
                                                           --------------   ----------------   ----------------   -----------------
REVENUES                                                   $            -   $              -   $              -   $         237,069

COSTS AND EXPENSES:
  Operating expenses                                                    -                  -                  -             115,608
  Management fees and allocated
    overhead from Jones Intercable                                      -                  -                  -              26,628
  Depreciation and amortization                                         -                  -                  -              75,588
                                                           --------------   ----------------   ----------------   -----------------

OPERATING INCOME                                                        -                  -                  -              19,245
                                                           --------------   ----------------   ----------------   -----------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (1,678)             5,701             (1,678)             (2,553)
  Interest income                                                   5,315                  -              5,315                   -
  Gain on sale of cable television system                               -                  -                  -           5,492,858
  Other, net                                                      (52,771)           (71,901)          (112,695)           (559,807)
                                                           --------------   ----------------   ----------------   -----------------

          Total other income (expense), net                       (49,134)           (66,200)          (109,058)          4,930,498
                                                           --------------   ----------------   ----------------   -----------------

NET INCOME  (LOSS)                                         $      (49,134)  $        (66,200)  $       (109,058)  $       4,949,743
                                                           ==============   ================   ================   =================

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                          $            -   $              -   $              -   $           2,721
                                                           ==============   ================   ================   =================

  Limited Partners                                         $      (49,134)  $        (66,200)  $       (109,058)  $       4,947,022
                                                           ==============   ================   ================   =================

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                                 $        (0.19)  $          (0.25)  $          (0.42)  $           18.93
                                                           ==============   ================   ================   =================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                               261,353            261,353            261,353             261,353
                                                           ==============   ================   ================   =================



           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                    ------------------------------------------------

                                                                             2000                       1999
                                                                    ---------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $            (109,058)     $           4,949,743
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Depreciation and amortization                                                 -                     75,588
          Gain on sale of cable television system                                       -                 (5,492,858)
          Decrease in trade receivables, net                                            -                    157,760
          Decrease in deposits, prepaid expenses
            and deferred charges                                                        -                    316,356
          Transactions with affiliates                                            685,580                    376,867
          Decrease  in accounts payable and
            accrued liabilities and subscriber prepayments                              -                   (365,792)
                                                                    ---------------------      ---------------------

          Net cash provided by operating activities                               576,522                     17,664
                                                                    ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                               -                    (19,115)
  Proceeds from sale of cable television system                                         -                 10,720,400
                                                                    ---------------------      ---------------------

          Net cash provided by investing activities                                     -                 10,701,285
                                                                    ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                     -                    (25,981)
  Distributions to limited partners                                                     -                 (9,985,361)
                                                                    ---------------------      ---------------------

          Net cash used in financing activities                                         -                (10,011,342)
                                                                    ---------------------      ---------------------

Increase in cash                                                                  576,522                    707,607

Cash, beginning of period                                                               -                     23,538
                                                                    ---------------------      ---------------------

Cash, end of period                                                 $             576,522      $             731,145
                                                                    =====================      =====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $               6,760      $               2,553
                                                                    =====================      =====================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation, in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000 Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the general partner by the Partnership for overhead and administrative expenses for the three and six month periods ended June 30, 2000 and 1999 were $27,951 and $66,530, respectively, compared to $35,786 and $50,560, respectively, for the three and six month periods ended June 30, 2000 and 1999.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                           (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------

FINANCIAL CONDITION
-------------------

     The only asset of the Partnership is its cash on hand, which is being held in reserve to pay the Partnership's administrative and legal expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation, in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.


RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems. Other expense of $112,695 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

                          PART II - OTHER INFORMATION




Item 1. Legal Proceedings.

     Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

     Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interes ts in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

     Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.

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

                             CABLE TV FUND 14-B, LTD.
                             BY: COMCAST CABLE COMMUNICATIONS, INC.
                                 General Partner


                             By: /S/ Lawrence J. Salva
                                 ----------------------------------
                                 Lawrence J. Salva
                                 Senior Vice President
                                 (Principal Accounting Officer)





Dated:  August 11, 2000