Form 10-Q
period 2000-09-30
CABLE TV FUND 14 B LTD
filed 2000-11-14
CIK 821480

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[  ]    Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934
For the transition period from _________________ to ____________________

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

                                (215) 665-1700
                                --------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                        September 30,                  December 31,
                              ASSETS                                        2000                           1999
                              ------                                ----------------------         ---------------------
Cash                                                                $              531,360         $                   -

Receivable from affiliates                                                               -                       571,208
                                                                    ----------------------         ---------------------

          Total assets                                              $              531,360         $             571,208
                                                                    ======================         =====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------
LIABILITIES:
  Advances from affiliates                                          $              100,255         $                   -
                                                                    ----------------------         ---------------------

          Total liabilities                                                        100,255                             -
                                                                    ----------------------         ---------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                             1,000                         1,000
     Accumulated deficit                                                            (1,000)                       (1,000)
                                                                    ----------------------         ---------------------

                                                                                         -                             -
                                                                    ----------------------         ---------------------

Limited Partners-
  Net contributed capital (261,353 units outstanding
    at September 30, 2000 and December 31, 1999)                               112,127,301                   112,127,301
  Distributions                                                               (112,853,367)                 (112,853,367)
  Accumulated earnings                                                           1,157,171                     1,297,274
                                                                    ----------------------         ---------------------

                                                                                   431,105                       571,208
                                                                    ----------------------         ---------------------

          Total liabilities and partners' capital                   $              531,360         $             571,208
                                                                    ======================         =====================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                        September 30,
                                                  ----------------------------------- ------------------------------------
                                                        2000              1999              2000               1999
                                                  ----------------- ----------------- ------------------ -----------------
REVENUES                                          $               - $               - $                - $         237,069

COSTS AND EXPENSES:
  Operating expenses                                              -                 -                  -           115,608
  Management fees and allocated
    overhead from Jones Intercable                                -                 -                  -            26,628
  Depreciation and amortization                                   -                 -                  -            75,588
                                                  ----------------- ----------------- ------------------ -----------------

OPERATING INCOME                                                  -                 -                  -            19,245
                                                  ----------------- ----------------- ------------------ -----------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (2,075)           (2,146)            (3,753)           (4,699)
  Interest income                                             9,065            16,646             14,380            16,646
  Gain on sale of cable television system                         -                 -                  -         5,492,858
  Other, net                                                (38,035)          (45,173)          (150,730)         (604,980)
                                                  ----------------- ----------------- ------------------ -----------------

          Total other income (expense), net                 (31,045)          (30,673)          (140,103)        4,899,825
                                                  ----------------- ----------------- ------------------ -----------------

NET INCOME  (LOSS)                                $         (31,045)$         (30,673)$         (140,103)$       4,919,070
                                                  ================= ================= ================== =================

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $               - $               - $                - $           2,721
                                                  ================= ================= ================== =================

  Limited Partners                                $         (31,045)$         (30,673)$         (140,103)$       4,916,349
                                                  ================= ================= ================== =================

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                        $           (0.12)$           (0.12)$            (0.54)$           18.81
                                                  ================= ================= ================== =================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                         261,353           261,353            261,353           261,353
                                                  ================= ================= ================== =================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                    ----------------------------------------------------
                                                                            2000                           1999
                                                                    ----------------------         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $             (140,103)        $           4,919,070
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Depreciation and amortization                                                  -                        75,588
          Gain on sale of cable television system                                        -                    (5,492,858)
          Decrease in trade receivables, net                                             -                       157,760
          Decrease in deposits, prepaid expenses
            and deferred charges                                                         -                        40,396
          Transactions with affiliates                                             671,463                       424,186
          Decrease  in accounts payable and
            accrued liabilities and subscriber prepayments                               -                       (89,832)
                                                                    ----------------------         ---------------------

          Net cash provided by operating activities                                531,360                        34,310
                                                                    ----------------------         ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                -                       (19,115)
  Proceeds from sale of cable television system                                          -                    10,720,400
                                                                    ----------------------         ---------------------

          Net cash provided by investing activities                                      -                    10,701,285
                                                                    ----------------------         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                      -                       (25,981)
  Distributions to limited partners                                                      -                    (9,985,361)
                                                                    ----------------------         ---------------------

          Net cash used in financing activities                                          -                   (10,011,342)
                                                                    ----------------------         ---------------------

Increase in cash                                                                   531,360                       724,253

Cash, beginning of period                                                                -                        23,538
                                                                    ----------------------         ---------------------

Cash, end of period                                                 $              531,360         $             747,791
                                                                    ======================         =====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $                8,438         $                   -
                                                                    ======================         =====================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-B, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000 Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to
Comcast Cable. The General Partner shares corporate offices with Comcast at
1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the general partner by the Partnership for overhead and administrative expenses for the three and nine month periods ended September 30, 2000 were $25,970 and $92,500, respectively, compared to $19,410 and $69,970, respectively, for the three and nine month periods ended September 30, 1999.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The only asset of the Partnership is its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.


RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems. Other expense of $150,730 incurred in the first nine months of 2000 related to various costs associated with the administration of the Partnership.

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

                                         CABLE TV FUND 14-B, LTD.
                                         BY: COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner

                                         By: /S/ Lawrence J. Salva
                                             __________________________________
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)





Dated:  November 14, 2000