Form 10-K405
period 2000-12-31
CABLE TV FUND 14 B LTD
filed 2001-03-29
CIK 821480

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to ___________

Commission file number:         0-16200

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)

        Colorado                                                              84-1024658
        --------                                                              ----------
(State of Organization)                                           (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania  19102-2148                                      (215) 665-1700
--------------------------------------                                      --------------
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

     Yes     x                                                    No _____
           -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.          X
                                           -----



            DOCUMENTS INCORPORATED BY REFERENCE:               None

     This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

     The Partnership. Cable TV Fund 14-B, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast Cable Communications, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership no longer owns any cable television systems.

     New General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


                              ITEM 2.  PROPERTIES
                              -------------------

     As of December 31, 2000, the Partnership did not own any cable television systems.


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

Litigation Challenging Jones Intercable's Acquisition of the Littlerock System

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd.,
-------------------------------------------------------------------------
plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd.,
----------------------------------------------------------------------------
nominal defendant (U.S. District Court, District of Colorado, Civil Action No.
-----------------
99-WM-1051) brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones,
------------------------------------------------------------------------
defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court,
----------------------------------------------------------
District of Colorado, Civil Action No. 99-B-1604) ("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock
    -------------
System by the Partnership.

     In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S.
------------------ -----------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1751) ("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the
                          --------------
sale of the Littlerock System by the Partnership.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2000, the number of equity security holders in the Partnership was 15,445.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                        For the Year Ended December 31,
                                      ----------------------------------------------------------------------

Cable TV Fund 14-B, Ltd./(a)/           2000         1999           1998             1997           1996
------------------------              ---------    --------     ------------      -----------   ------------
Revenues                              $       -    $237,069     $ 15,524,182      $40,929,333   $ 37,768,924
Depreciation and Amortization                 -      75,588        5,571,215       14,070,460     13,474,568
Operating Income (Loss)                       -      19,245         (443,961)        (258,143)    (1,165,250)
Minority Interest in Consolidated
  (Income) Loss                               -           -      (22,599,271)         626,089        815,252
Net Income (Loss)                      (192,420)  4,890,713/(c)/  70,865,360/(b)/  (3,543,869)    (4,470,043)
Net Income (Loss) per Limited
  Partnership Unit                         (.74)      18.70/(c)/      268.29/(b)/      (13.42)        (16.93)
Weighted Average Number of Limited
  Partnership Units Outstanding         261,353     261,353          261,353          261,353        261,353
General Partner's Deficit                     -           -           (2,721)        (749,411)      (713,972)
Limited Partners' Capital               378,788     571,208        5,668,577       38,417,913     41,926,343
Total Assets                            395,531     571,208        5,781,669       99,133,735    105,915,409
Debt                                          -           -           25,981       54,185,513     56,656,424
General Partner Advances                 16,743           -                -          835,015        449,094

(a) Cable TV Fund 14-B, Ltd.'s selected financial data historically includes the consolidated amounts of Cable TV Fund 14-A/B Venture.

(b) Net income resulted primarily from the sale of the Surfside System by Cable TV Fund 14-B, Ltd. in June 1998 and from the sale of the Broward System by Cable TV Fund 14-A/B Venture in March 1998.

(c) Net income resulted primarily from the sale of the Littlerock System by Cable TV Fund 14-B, Ltd. in January 1999.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

     The Partnership owned the Littlerock System until its sale on January 29, 1999. The Partnership owned the Surfside System until its sale on June 30, 1998. The only asset of the Partnership at December 31, 2000 was its cash on hand of approximately $396,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership also owned a 73 percent interest in Cable TV Fund 14-A/B, Ltd. (the "Venture"). The Venture sold its only asset, the Broward System, on March 31, 1998, and the Venture was liquidated and dissolved in October 1998. The accompanying consolidated financial statements historically include 100 percent of the accounts of the Partnership and those of the Venture, reduced by the 27 percent minority interest in the Venture owned by Cable TV Fund 14-A, Ltd.

     Taking into account all distributions that have been made, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems and therefore, a full discussion of the results of operations would not be meaningful. Other expense of $210,646 incurred in 2000 related to various costs associated with the administration of the Partnership.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the years ended December 31, 2000 and 1999 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Cable TV Fund 14-B, Ltd.:

     We have audited the accompanying consolidated balance sheets of CABLE TV FUND 14-B, Ltd. (a Colorado limited partnership) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable TV Fund 14-B, Ltd. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







Denver, Colorado,
February 23, 2001.

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                 December 31,      December 31,
                            ASSETS                                   2000              1999
                            ------                              --------------     --------------
Cash                                                            $     395,531      $           -

Receivable from affiliates                                                  -            571,208
                                                                --------------     --------------

          Total assets                                          $     395,531      $     571,208
                                                                ==============     ==============


               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------
LIABILITIES:
  Advances from affiliates                                      $      16,743      $           -
                                                                --------------     --------------

          Total liabilities                                            16,743                  -
                                                                --------------     --------------


COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL:
  General Partner-
     Contributed capital                                                1,000              1,000
     Accumulated deficit                                               (1,000)            (1,000)
                                                                --------------     --------------

                                                                            -                  -
                                                                --------------     --------------

  Limited Partners-
    Net contributed capital (261,353 units outstanding
      at December 31, 2000 and December 31, 1999)                 112,127,301        112,127,301
    Distributions                                                (112,853,367)      (112,853,367)
    Accumulated earnings                                            1,104,854          1,297,274
                                                                --------------     --------------

                                                                      378,788            571,208
                                                                --------------     --------------

          Total liabilities and partners' capital               $     395,531      $     571,208
                                                                ==============     ==============

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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                            For the Year Ended
                                                                December 31,
                                                  -----------------------------------------

                                                      2000         1999           1998
                                                  ------------ ------------- --------------
REVENUES                                           $        -   $   237,069   $ 15,524,182

COSTS AND EXPENSES:
  Operating expenses                                        -       115,608      8,688,064
  Management fees and allocated
    overhead from Jones Intercable                          -        26,628      1,708,864
  Depreciation and amortization                             -        75,588      5,571,215
                                                  ------------ ------------- --------------

OPERATING INCOME (LOSS)                                     -        19,245       (443,961)
                                                  ------------ ------------- --------------

OTHER INCOME (EXPENSE):
  Interest expense                                     (4,736)       (8,759)    (1,250,752)
  Interest income                                      22,962        22,027        430,128
  Gain on sales of cable television systems                 -     5,492,858     97,500,303
  Other, net                                         (210,646)     (634,658)    (2,771,087)
                                                  ------------ ------------- --------------

          Total other income (expense), net          (192,420)    4,871,468     93,908,592
                                                  ------------ ------------- --------------

CONSOLIDATED INCOME (LOSS) BEFORE
  MINORITY INTEREST                                  (192,420)    4,890,713     93,464,631

MINORITY INTEREST IN CONSOLIDATED
  INCOME                                                    -             -    (22,599,271)
                                                  ------------ ------------- --------------

NET INCOME (LOSS)                                  $ (192,420)  $ 4,890,713   $ 70,865,360
                                                  ============ ============= ==============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $        -   $     2,721   $    746,690
                                                  ============ ============= ==============

  Limited Partners                                 $ (192,420)  $ 4,887,992   $ 70,118,670
                                                  ============ ============= ==============

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                         $    (0.74)  $     18.70   $     268.29
                                                  ============ ============= ==============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   261,353       261,353        261,353
                                                  ============ ============= ==============

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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            ------------------------------------------------------

                                                   For the Year Ended
                                                       December 31,
                                        ----------------------------------------------

                                           2000           1999               1998
                                        -----------   -------------    ---------------
GENERAL PARTNER:
  Balance, beginning of year             $       -     $    (2,721)     $    (749,411)
  Net income for the year                        -           2,721            746,690
                                        -----------   -------------    ---------------

  Balance, end of year                   $       -     $         -      $      (2,721)
                                        ===========   =============    ===============

LIMITED PARTNERS:
  Balance, beginning of year             $ 571,208     $ 5,668,577      $  38,417,913
  Distribution                                   -      (9,985,361)      (102,868,006)
  Net income (loss) for the year          (192,420)      4,887,992         70,118,670
                                        -----------   -------------    ---------------

  Balance, end of year                   $ 378,788     $   571,208      $   5,668,577
                                        ===========   =============    ===============

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

                           CABLE TV FUND 14-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                               For the Year Ended
                                                                                   December 31,
                                                                ------------------------------------------------

                                                                    2000           1999              1998
                                                                ------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (192,420)   $   4,890,713    $  70,865,360
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                   -           75,588        5,571,215
          Gain on sales of cable television systems                       -       (5,492,858)     (97,500,303)
          Minority interest in consolidated income                        -                -       22,599,271
          Decrease in trade receivables, net                              -          157,760        1,312,533
          Decrease in deposits, prepaid expenses
            and deferred charges                                          -           40,395          184,636
          Transactions with affiliates                              587,951         (295,247)        (275,960)
          Decrease  in accounts payable and
            accrued liabilities and subscriber prepayments                -          (89,832)      (2,097,142)
                                                                ------------  ---------------  ---------------

          Net cash provided by (used in) operating activities       395,531         (713,481)         659,610
                                                                ------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 -          (19,115)      (2,802,645)
  Payment of deferred brokerage fee                                       -                -         (920,000)
  Proceeds from sales of cable television systems                         -       10,720,400      186,712,500
                                                                ------------  ---------------  ---------------

          Net cash provided by investing activities                       -       10,701,285      182,989,855
                                                                ------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                -                -        2,010,948
  Repayment of debt                                                       -          (25,981)     (56,170,480)
  Repayment of accounts payable with affiliates                           -                -         (835,015)
  Distributions to joint venture partner                                  -                -      (25,937,002)
  Distributions to limited partners                                       -       (9,985,361)    (102,868,006)
                                                                ------------  ---------------  ---------------

          Net cash used in financing activities                           -      (10,011,342)    (183,799,555)
                                                                ------------  ---------------  ---------------

Increase (decrease) in cash                                         395,531          (23,538)        (150,090)

Cash, beginning of year                                                   -           23,538          173,628
                                                                ------------  ---------------  ---------------

Cash, end of year                                                $  395,531    $           -    $      23,538
                                                                ============  ===============  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $   10,513    $           -    $   1,753,571
                                                                ============  ===============  ===============

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

     Formation of Joint Venture
     --------------------------

     On January 8, 1988, Cable TV Fund 14-A, Ltd. ("Fund 14-A") and the
Partnership formed Cable TV Fund 14-A/B Venture (the "Venture").   Fund 14-A
contributed $18,975,000 to the capital of the Venture for a 27 percent ownership interest and the Partnership contributed $51,025,000 to the capital of the Venture for a 73 percent ownership interest. The Venture was liquidated and dissolved in October 1998.

     New General Partner
     -------------------

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     Cable Television System Acquisitions
     ------------------------------------

     The Partnership acquired the cable television system serving Surfside, South Carolina (the "Surfside System") in 1988 and the cable television system serving Littlerock, California (the "Littlerock System") in 1989. The Venture acquired the cable television system serving areas in and around Broward County, Florida (the "Broward System") in 1988. All of these cable television systems have been sold.

     Cable Television System Sales by the Partnership and the Venture
     ----------------------------------------------------------------

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

     Taking into account all distributions that have been made, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

     Contributed Capital
     -------------------

     The capitalization of the Partnership is set forth in the accompanying Consolidated Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contribution to partnership capital.

     Jones Intercable purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns are also prepared on the accrual basis.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Brokerage Fees
     --------------

     The Intercable Group, Ltd., a subsidiary of Jones Intercable, performed brokerage services for the Partnership. For brokering the acquisition of the Surfside System for the Partnership, The Intercable Group, Ltd. earned a fee totaling $1,920,000, or 4 percent of the purchase price, during the year ended December 31, 1988, of which $920,000 had been deferred until the sale of the Surfside System on June 30, 1998. For brokering the sales of the Broward System and the Surfside System, The Intercable Group, Ltd. earned fees totaling $3,500,000 and $1,287,500, respectively, or 2.5 percent of the respective purchase prices, for the year ended December 31, 1998.

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Jones Intercable managed the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Partnership and the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after January 29, 1999. Management fees paid to Jones Intercable by the Partnership and the Venture for the years ended December 31, 1999 and 1998 were $11,854 and $776,209, respectively.

     Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to the general partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows:
first, to the limited partners in an amount which, together with all prior distributions, equaled 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

     The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the general partner for allocated overhead and administrative expenses during the years ended December 31, 2000, 1999 and 1998 were $119,231, $82,371 and $932,655, respectively. Such charges were included in operating costs in the accompanying Consolidated Statements of Operations during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such charges were included in Other, net in the accompanying Consolidated Statements of Operations.

     The Partnership was charged interest during 2000 at an average interest rate of 7.74 percent on the amounts due the general partner, which approximated the general partner's weighted average cost of borrowing. Total interest charged to the Partnership by the general partner was $4,736, $8,699 and $17,658, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     Prior to the sale of the Littlerock System, the Partnership received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

     Payments to Superaudio by the Partnership totaled $450 and $23,402 in 1999 and 1998, respectively. Payments to Knowledge TV, Inc. by the Partnership totaled $415 and $26,403 in 1999 and 1998, respectively. Payments by the Partnership to Great American Country, Inc. totaled $360 and $24,623 in 1999 and 1998, respectively.

     Prior to the sale of the Littletock System, the Partnership received commissions from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $14 and $51,065 in 1999 and 1998, respectively.

(4)  INCOME TAXES
     ------------

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

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Litigation Challenging Jones Intercable's Acquisition of the Littlerock System
------------------------------------------------------------------------------

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd.,
-------------------------------------------------------------------------
plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd.,
----------------------------------------------------------------------------
nominal defendant (U.S. District Court, District of Colorado, Civil Action No.
-----------------
99-WM-1051) brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones,
------------------------------------------------------------------------
defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court,
----------------------------------------------------------
District of Colorado, Civil Action No. 99-B-1604) ("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock
    -------------
System by the Partnership.

     In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R.
          -----------------------------------------------------------------
Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S.
------------------ -----------------------------------------------
District Court, District of Colorado, Civil Action No. 99-B-1751) ("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the
                          --------------
sale of the Littlerock System by the Partnership.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

     Plaintiffs allege that certain of them formed a plan to acquire up to 4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                       For the Year Ended December 31,
                                                      ----------------------------------
                                                       2000       1999           1998
                                                      -----      -------      ----------

     Maintenance and repairs                          $   -      $   198      $  115,925
                                                      =====      =======      ==========

     Taxes, other than income and payroll taxes       $   -      $ 5,069      $  193,790
                                                      =====      =======      ==========

     Advertising                                      $   -      $    63      $  119,868
                                                      =====      =======      ==========

     Depreciation of property, plant and equipment    $   -      $61,589      $3,091,813
                                                      =====      =======      ==========

     Amortization of intangible assets                $   -      $13,999      $2,479,402
                                                      =====      =======      ==========

(7)  UNAUDITED SUPPLEMENTARY DATA
     ----------------------------

     Selected unaudited quarterly financial information is presented below:

                                                                                 2000
                                        ---------------------------------------------------------------------------------------
                                                                 Three Months Ended                              Year Ended
                                        ---------------------------------------------------------------------
                                           March 31,         June 30,       September 30,     December 31,      December 31,
                                        ----------------  ----------------  ---------------  ----------------  ----------------
Revenues                                      $       -         $       -        $       -         $       -        $        -
Operating loss                                $       -         $       -        $       -         $       -        $        -
Gain on sale of cable television system       $       -         $       -        $       -         $       -        $        -
Net loss                                      $ (59,924)        $ (49,134)       $ (31,045)        $ (52,317)       $ (192,420)
Net loss per limited partnership unit         $   (0.23)        $   (0.19)       $   (0.12)        $   (0.20)       $    (0.74)
Weighted average number of limited
     partnership units outstanding              261,353           261,353          261,353           261,353           261,353

                                                                                 1999
                                        ---------------------------------------------------------------------------------------
                                                                 Three Months Ended                              Year Ended
                                        ---------------------------------------------------------------------
                                           March 31,         June 30,       September 30,     December 31,      December 31,
                                        ----------------  ----------------  ---------------  ----------------  ----------------
Revenues                                    $   237,069         $       -        $       -         $       -       $   237,069
Operating income                            $    19,245         $       -        $       -         $       -       $    19,245
Gain on sale of cable television system     $ 5,492,858         $       -        $       -         $       -       $ 5,492,858
Net income (loss)                           $ 5,015,943         $ (66,200)       $ (30,673)        $ (28,357)      $ 4,890,713
Net income (loss) per limited               $     19.18         $   (0.25)       $   (0.12)        $   (0.11)      $     18.70
     partnership unit
Weighted average number of limited
     partnership units outstanding              261,353           261,353          261,353           261,353           261,353

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

     Ralph J. Roberts is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts is Vice Chairman of the General Partner's Board of Directors. Mr. Roberts served as President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a Director of Sural Corporation. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He also is a Director of The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 41 years old.

     Lawrence S. Smith is Executive Vice President and a Director of the General Partner. Mr. Smith served as an Executive Vice President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 53 years old.

     Stanley L. Wang is Executive Vice President and Secretary and a Director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Secretary and General Counsel of Comcast Corporation for more than five years. He is 60 years old.

     John R. Alchin is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 52 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner and of Comcast Corporation. He is 45 years old.

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


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

     As of December 31, 2000, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 2000, such reimbursements totaled $119,231.

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

                                 CABLE TV FUND 14-B, LTD.,
                                 a Colorado limited partnership
                                 By:  Comcast Cable Communications, Inc.,
                                      a Delaware corporation,
                                      its general partner


                                 By:  /s/ Brian L. Roberts
                                      --------------------------------------
                                      Brian L. Roberts
Dated: March 28, 2001                 Vice Chairman; Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Ralph J. Roberts
                                      --------------------------------------
                                      Ralph J. Roberts
Dated: March 28, 2001                 Chairman; Director


                                 By:  /s/ Brian L. Roberts
                                      --------------------------------------
                                      Brian L. Roberts
                                      Vice Chairman; Director
Dated: March 28, 2001                 (Principal Executive Officer)


                                 By:  /s/ Lawrence S. Smith
                                      --------------------------------------
                                      Lawrence S. Smith
Dated: March 28, 2001                 Executive Vice President; Director


                                 By:  /s/ Stanley L. Wang
                                      --------------------------------------
                                      Stanley L. Wang
Dated: March 28, 2001                 Executive Vice President; Secretary;
                                      Director


                                 By:  /s/ John R. Alchin
                                      --------------------------------------
                                      John R. Alchin
                                      Executive Vice President; Treasurer
Dated: March 28, 2001                 (Principal Financial Officer)


                                 By:  /s/ Lawrence J. Salva
                                      --------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President
Dated: March 28, 2001                 (Principal Accounting Officer)