Form 10-Q
period 2001-03-31
CABLE TV FUND 14 B LTD
filed 2001-05-15
CIK 821480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended

                                 MARCH 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    ------------------

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
                Exact name of registrant as specified in charter

          Colorado                                          #84-1024658
----------------------------                        ---------------------------
   State of organization                              I.R.S. employer I.D. #

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
-------------------------------------------------------------------------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                        No
                         ------                       -------

                                                   CABLE TV FUND 14-B, LTD.
                                                   (A Limited Partnership)

                                                   CONDENSED BALANCE SHEET
                                                         (Unaudited)

                                                                                         March 31,               December 31,
                                        ASSETS                                             2001                       2000
                                        ------                                        ----------------           ---------------
Cash ...........................................................................             $350,836                  $395,531
                                                                                      ----------------           ---------------

                                                                                             $350,836                  $395,531
                                                                                      ================           ===============


                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates.....................................................              $15,023                   $16,743
                                                                                      ----------------           ---------------

         Total liabilities......................................................               15,023                    16,743
                                                                                      ----------------           ---------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................................                1,000                     1,000
     Accumulated deficit........................................................               (1,000)                   (1,000)
                                                                                      ----------------           ---------------


                                                                                      ----------------           ---------------
Limited Partners-
   Net contributed capital (261,353 units outstanding
     at March 31, 2001 and December 31, 2000)...................................          112,127,301               112,127,301
   Distributions................................................................         (112,853,367)             (112,853,367)
   Accumulated earnings.........................................................            1,061,879                 1,104,854
                                                                                      ----------------           ---------------

                                                                                              335,813                   378,788
                                                                                      ----------------           ---------------

                                                                                             $350,836                  $395,531
                                                                                      ================           ===============


                                         See notes to condensed financial statements.

                                                CABLE TV FUND 14-B, LTD.
                                                 (A Limited Partnership)

                                            CONDENSED STATEMENT OF OPERATIONS
                                                       (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                         2001                  2000
                                                                                      ------------          ------------

OTHER (EXPENSE) INCOME:
   Interest income..............................................................           $6,433
   Other, net...................................................................          (49,408)             ($59,924)
                                                                                      ------------          ------------

         Total other expense, net...............................................          (42,975)              (59,924)
                                                                                      ------------          ------------

NET LOSS                                                                                 ($42,975)             ($59,924)
                                                                                      ============          ============

ALLOCATION OF NET LOSS:
   General Partner..............................................................
                                                                                      ============          ============

   Limited Partners.............................................................         ($42,975)             ($59,924)
                                                                                      ============          ============

NET LOSS PER LIMITED PARTNERSHIP UNIT...........................................           ($0.16)               ($0.23)
                                                                                      ============          ============

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING................................................          261,353               261,353
                                                                                      ============          ============



                                      See notes to condensed financial statements.

                                                CABLE TV FUND 14-B, LTD.
                                                 (A Limited Partnership)

                                            CONDENSED STATEMENT OF CASH FLOWS
                                                       (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                            2001               2000
                                                                                         ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................            ($42,975)          ($59,924)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Transactions with affiliates.............................................              (1,720)           631,132
                                                                                         ------------       ------------

         Net cash (used in) provided by operating activities....................             (44,695)           571,208
                                                                                         ------------       ------------

(Decrease) increase in cash.....................................................             (44,695)           571,208

Cash, beginning of period.......................................................             395,531
                                                                                         ------------       ------------

Cash, end of period.............................................................            $350,836           $571,208
                                                                                         ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................                $983        $
                                                                                         ============       ============


                                      See notes to condensed financial statements.


                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of March 31, 2001 and the condensed statements of operations and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Cable TV Fund 14-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were included in other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three months ended March 31, 2001 and 2000 were $30,055 and $38,579, respectively.

                            CABLE TV FUND 14-B, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The only asset of the Partnership at March 31, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS

         The Partnership has sold all of its cable television systems. Other expense of $49,408 incurred in the first quarter of 2001 related to various costs associated with the administration of the Partnership.



                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             None.

         b)  Reports on Form 8-K

             None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CABLE TV FUND 14-B, LTD.

                                   BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                         ------------------------------------
                                         General Partner


                                   By:   /S/ Lawrence J. Salva
                                         ------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
                                         (Principal Accounting Officer)

Dated:  May 15, 2001