Form 10-Q
period 2001-09-30
CABLE TV FUND 14 B LTD
filed 2001-11-13
CIK 821480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended

                               SEPTEMBER 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
                Exact name of registrant as specified in charter

          Colorado                                      #84-1024658
------------------------------               -----------------------------------
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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)

                                                                             September 30,               December 31,
                                        ASSETS                                   2001                        2000
                                        ------                              ---------------            --------------

Cash                                                                               $288,489                  $395,531
                                                                            ---------------            --------------

                                                                                   $288,489                  $395,531
                                                                            ===============            ==============


                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------

LIABILITIES:
   Advances from affiliates............................................             $30,011                   $16,743
                                                                            ---------------            --------------

         Total liabilities.............................................              30,011                    16,743
                                                                            ---------------            --------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital...............................................               1,000                     1,000
     Accumulated deficit...............................................              (1,000)                   (1,000)
                                                                            ---------------            --------------


                                                                            ---------------            --------------


Limited Partners-
   Net contributed capital (261,353 units outstanding
     at September 30, 2001 and December 31, 2000)......................         112,127,301               112,127,301
   Distributions.......................................................        (112,853,367)             (112,853,367)
   Accumulated earnings................................................             984,544                 1,104,854
                                                                            ---------------            --------------

                                                                                    258,478                   378,788
                                                                            ---------------            --------------

                                                                                   $288,489                  $395,531
                                                                            ===============            ==============


                  See notes to condensed financial statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                               2001           2000            2001           2000
                                                            -----------    -----------     -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income........................................       $2,809         $9,065         $13,603        $14,380
   Interest expense.......................................                      (2,075)                        (3,753)
   Other, net.............................................      (29,011)       (38,035)       (133,913)      (150,730)
                                                            -----------    -----------     -----------    -----------

NET LOSS .................................................     ($26,202)      ($31,045)      ($120,310)     ($140,103)
                                                            ===========    ===========     ===========    ===========

ALLOCATION OF NET LOSS:
   General Partner........................................
                                                            ===========    ===========     ===========    ===========

   Limited Partners.......................................     ($26,202)      ($31,045)      ($120,310)     ($140,103)
                                                            ===========    ===========     ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT.....................       ($0.10)        ($0.12)         ($0.46)        ($0.54)
                                                            ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING..........................      261,353        261,353         261,353        261,353
                                                            ===========    ===========     ===========    ===========


                  See notes to condensed financial statements.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             2001               2000
                                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................           ($120,310)         ($140,103)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Increase in advances from affiliates.....................................              13,268            671,463
                                                                                         -----------        -----------

         Net cash (used in) provided by operating activities....................            (107,042)           531,360

Cash, beginning of period.......................................................             395,531
                                                                                         -----------        -----------

Cash, end of period.............................................................            $288,489           $531,360
                                                                                         ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................                $983             $8,438
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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2001, the condensed statement of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Cable TV Fund 14-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were included in Other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine months ended September 30, 2001 were $17,967 and $68,706, respectively. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine months ended September 30, 2000 were $25,970 and $92,500, respectively.

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at September 30, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Partnership has sold all of its cable television systems. Interest income of $13,603 was earned during the first nine months of 2001 on the cash balance on hand. Other expense of $133,913 incurred in the first nine months of 2001 related to various costs associated with the administration of the Partnership.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Please refer to Part II - Item 1 of our June 30, 2001 Form 10-Q for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             None.

         b)  Reports on Form 8-K

             None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CABLE TV FUND 14-B, LTD.

                                     BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                           -------------------------------------
                                           General Partner


                                     By:   /S/ Lawrence J. Salva
                                           -------------------------------------
                                           Lawrence J. Salva
                                           Senior Vice President
                                           (Principal Accounting Officer)

Dated:  November 13, 2001