Form 10-K405
period 2001-12-31
CABLE TV FUND 14 B LTD
filed 2002-03-29
CIK 821480

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

                         Commission file number: 0-16200

                            CABLE TV FUND 14-B, LTD.
             (Exact name of registrant as specified in its charter)

                Colorado                                 84-1024658
-----------------------------------------    -----------------------------------
          State of organization               (IRS Employer Identification No.)

         c/o Comcast Corporation
           1500 Market Street,
       Philadelphia, PA 19102-2148                     (215) 665-1700
-----------------------------------------    -----------------------------------
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

           Yes  X                                            No
              ------                                           -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 14-B, LTD.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

Item 1     Business..........................................................  1
Item 2     Properties........................................................  1
Item 3     Legal Proceedings.................................................  1
Item 4     Submission of Matters to a Vote of Security Holders...............  3

                                     PART II
Item 5     Market for the Registrant's Common Stock and Related
           Security Holder Matters...........................................  3
Item 6     Selected Financial Data...........................................  4
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  4
Item 8     Financial Statements..............................................  4
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 16

                                    PART III
Item 10    Directors and Executive Officers of the Registrant................ 16
Item 11    Executive Compensation............................................ 16
Item 12    Security Ownership of Certain Beneficial Owners and Managers...... 16
Item 13    Certain Relationships and Related Transactions.................... 17
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K... 17
SIGNATURES................................................................... 18

     This Annual Report on Form 10-K is for the year ending December 31, 2001. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

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

     General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.   PROPERTIES

     As of December 31, 2001, the Partnership did not own any cable television systems.


ITEM 3.   LEGAL PROCEEDINGS

      Litigation Challenging Jones Intercable's Acquisition of the Littlerock System

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051) (the "City Partnership case") brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock, California cable communications system (the "Littlerock System") to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation.

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale, California cable communications system (the "Palmdale System"), the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock System and the Calvert County, Maryland
      cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1604) ("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the Barzler plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1751) ("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the Trainer plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock System by the Partnership.

          In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs
     v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

          In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

     Litigation Relating to Limited Partnership List Requests

          In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632).

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

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case is now proceeding to discovery and a trial is set for October 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2001, the number of equity security holders in the Partnership was 15,445.

ITEM 6.   SELECTED FINANCIAL DATA

                                                               For the Year Ended December 31,
                                        ------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd. (1)               2001         2000             1999             1998              1997
----------------------------            ----------   ----------       ----------       ----------        ----------

Revenues................................   $            $               $237,069      $15,524,182       $40,929,333
Depreciation and Amortization...........                                  75,588        5,571,215        14,070,460
Operating Income (Loss).................                                  19,245         (443,961)         (258,143)
Minority Interest in Consolidated
   (Income) Loss........................                                              (22,599,271)          626,089
Net (Loss) Income.......................   (159,020)    (192,420)      4,890,713 (3)   70,865,360 (2)    (3,543,869)
Net (Loss) Income per Limited
  Partnership Unit......................       (.61)        (.74)          18.70 (3)       268.29 (2)        (13.42)
Weighted Average Number of Limited
   Partnership Units Outstanding........    261,353      261,353         261,353          261,353           261,353
General Partner's Deficit...............                                                   (2,721)         (749,411)
Limited Partners' Capital...............    219,768      378,788         571,208        5,668,577        38,417,913
Total Assets............................    230,893      395,531         571,208        5,781,669        99,133,735
Debt....................................                                                   25,981        54,185,513
General Partner Advances................     11,125       16,743                                            835,015

(1) Cable TV Fund 14-B, Ltd.'s selected financial data historically includes the consolidated amounts of Cable TV Fund 14-A/B Venture.

(2) Net income resulted primarily from the sale of the Surfside, South Carolina cable television system by Cable TV Fund 14-B, Ltd. in June 1998 and from the sale of the cable television system serving areas in and around Broward County, Florida by Cable TV Fund 14-A/B Venture in March 1998.

(3) Net income resulted primarily from the sale of the Littlerock System by Cable TV Fund 14-B, Ltd. in January 1999.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

     The Partnership owned the Littlerock System until its sale on January 29, 1999. The only asset of the Partnership at December 31, 2001 was its cash on hand of approximately $231,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved.

     Taking into account all distributions that have been made, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television systems and therefore, a full discussion of the results of operations would not be meaningful. Administrative and other expense, net incurred by the Partnership of $174,390 in 2001 and $210,646 in 2000 primarily related to various costs associated with the administration of the Partnership. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.

ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 follow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Partners of Cable TV Fund 14-B, Ltd.:

We have audited the accompanying balance sheet of CABLE TV FUND 14-B, Ltd. (a Colorado limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
March 26, 2002.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

BALANCE SHEET


                                                                                    December 31,
                                ASSETS                                      2001                    2000
                                ------                                 ---------------         ---------------

Cash                                                                          $230,893                $395,531
                                                                       ---------------         ---------------

       Total assets..................................................         $230,893                $395,531
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
   Advances from affiliates..........................................          $11,125                 $16,743
                                                                       ---------------         ---------------

       Total liabilities.............................................           11,125                  16,743
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Accumulated deficit...............................................           (1,000)                 (1,000)
                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (261,353 units outstanding
     at December 31, 2001 and 2000)..................................      112,127,301             112,127,301
   Distributions.....................................................     (112,853,367)           (112,853,367)
   Accumulated earnings..............................................          945,834               1,104,854
                                                                       ---------------         ---------------

                                                                               219,768                 378,788
                                                                       ---------------         ---------------

       Total liabilities and partners' capital.......................         $230,893                $395,531
                                                                       ===============         ===============


See notes to financial statements.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF OPERATIONS


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
REVENUES....................................................  $                 $                     $237,069

COSTS AND EXPENSES:
   Operating expenses.......................................                                           115,608
   Management fees and allocated overhead from
       Jones Intercable.....................................                                            26,628
   Depreciation and amortization............................                                            75,588
                                                              -------------     -------------    -------------

OPERATING INCOME............................................                                            19,245
                                                              -------------     -------------    -------------

OTHER INCOME (EXPENSE):
   Interest expense.........................................                           (4,736)          (8,759)
   Interest income..........................................         15,370            22,962           22,027
   Gain on sales of cable television systems................                                         5,492,858
   Administrative expenses and other, net...................       (174,390)         (210,646)        (634,658)
                                                              -------------     -------------    -------------
                                                                   (159,020)         (192,420)       4,871,468
                                                              -------------     -------------    -------------

NET (LOSS) INCOME...........................................      ($159,020)        ($192,420)      $4,890,713
                                                              =============     =============    =============

ALLOCATION OF NET (LOSS) INCOME:
   General Partner..........................................  $                 $                       $2,721
                                                              =============     =============    =============

   Limited Partners.........................................      ($159,020)        ($192,420)      $4,887,992
                                                              =============     =============    =============

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
   UNIT                                                              ($0.61)           ($0.74)          $18.70
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING........................................        261,353           261,353          261,353
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
GENERAL PARTNER:
     Balance, beginning of year.............................  $                 $                      ($2,721)
     Net income.............................................                                             2,721
                                                              -------------     -------------    -------------

     Balance, end of year...................................  $                 $                $
                                                              =============     =============    =============


LIMITED PARTNERS:
     Balance, beginning of year.............................       $378,788          $571,208        5,668,577
     Distribution...........................................                                        (9,985,361)
     Net (loss) income......................................       (159,020)         (192,420)       4,887,992
                                                              -------------     -------------    -------------

     Balance, end of year...................................       $219,768          $378,788         $571,208
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,
                                                                    2001              2000              1999
                                                                -------------     -------------    --------------
OPERATING ACTIVITIES:
   Net (loss) income..........................................      ($159,020)        ($192,420)       $4,890,713
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization..........................                                             75,588
       Gain on sales of cable television systems..............                                         (5,492,858)
       Decrease in trade receivables, net.....................                                            157,760
       Decrease in deposits, prepaid expenses and
         deferred charges.....................................                                             40,395
       (Decrease) increase in advances from affiliates.......          (5,618)          587,951          (295,247)
       Decrease in accounts payable and accrued
         liabilities and subscriber prepayments...............                                            (89,832)
                                                                -------------     -------------    --------------

         Net cash (used in) provided by operating activities..       (164,638)          395,531          (713,481)
                                                                -------------     -------------    --------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net....................                                            (19,115)
   Proceeds from sales of cable television systems............                                         10,720,400
                                                                -------------     -------------    --------------

         Net cash provided by investing activities............                                         10,701,285
                                                                -------------     -------------    --------------

FINANCING ACTIVITIES:
   Repayment of debt..........................................                                            (25,981)
   Distributions to limited partners..........................                                         (9,985,361)
                                                                -------------     -------------    --------------

         Net cash used in financing activities................                                        (10,011,342)
                                                                -------------     -------------    --------------

(Decrease) increase in cash...................................       (164,638)          395,531           (23,538)

Cash, beginning of year.......................................        395,531                              23,538
                                                                -------------     -------------    --------------

Cash, end of year.............................................       $230,893          $395,531    $
                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid..............................................           $983           $10,513    $
                                                                =============     =============    ==============


See notes to financial statements.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business
         Cable TV Fund 14-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 9, 1987, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. All cable television systems owned by the Partnership have been sold.

         General Partner
         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc.
         continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Sales by the Partnership
         On January 29, 1999, the Partnership sold the Littlerock System to a subsidiary of Jones Intercable for $10,720,400. Upon the closing of the sale of the Littlerock System, the Partnership retained a portion of the sale proceeds for a reserve for the continuing administrative expenses, repaid all of its indebtedness and then distributed the net sale proceeds of $9,985,361 to the Partnership's limited partners of record as of January 29, 1999. This distribution was made in February 1999. Such distribution represented approximately $38 for each $500 limited partnership interest, or $76 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Littlerock System, together with all prior distributions, did not return 125 percent of the capital initially contributed by the limited partners to the Partnership, Jones Intercable did not receive a general partner distribution from the Littlerock System's sale proceeds.

         Contributed Capital
         The capitalization of the Partnership is set forth in the accompanying Statement of Partners' Capital. No limited partner is obligated to make any additional contribution to partnership capital.

         Jones  Intercable   purchased  its  general  partner  interest  in  the
         Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

         All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Taking into account all distributions that have been made, the limited partners of the Partnership have received a total of $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns are also prepared on the accrual basis.

         Management's Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements
         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after January 29, 1999. Management fees paid to Jones Intercable by the Partnership for the year ended December 31, 1999 were $11,854.

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

         The Partnership reimburses its General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner for allocated overhead and administrative expenses during the years ended December 31, 2001, 2000 and 1999 were $86,673, $119,231 and
         $82,371, respectively. Such charges were included in operating costs in the accompanying Statement of Operations during the period that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such charges were included in Administrative expenses and other, net in the accompanying Statement of Operations.

(4)      INCOME TAXES

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

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

(5)      COMMITMENTS AND CONTINGENCIES

         Litigation Challenging Jones Intercable's Acquisition of the Littlerock System

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051) (the "City Partnership case") brought by City Partnership Co., a limited partner of the Partnership. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the Partnership in connection with the Partnership's sale of the Littlerock System to a subsidiary of Jones Intercable in January 1999. The complaint alleges that Jones Intercable acquired the Littlerock System at an unfairly low price that did not accurately reflect the market value of the Littlerock System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the Partnership in connection with the vote of the limited partners on the Partnership's sale of the Littlerock System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the Partnership's limited partnership agreement requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the Partnership's funds to finance Jones Intercable's defense of this litigation.

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In August 1999, Jones Intercable was named a defendant in a case captioned William Barzler, plaintiff v. Jones Intercable, Inc. and
         Glenn R. Jones, defendants and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1604) ("Barzler") brought as a class and derivative action by a limited partner of the named partnership. The substance of the Barzler plaintiff's

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Sheryle Trainer, plaintiff v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-B-1751) ("Trainer") brought as a class and derivative action by a limited partner of the named partnership. The substance of the Trainer plaintiff's complaint is similar to the allegations raised in the Gramercy Park case except that it relates only to the sale of the Littlerock System by the Partnership.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs
         v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

         Litigation Relating to Limited Partnership List Requests

         In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al, defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632).

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

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case is now proceeding to discovery and a trial is set for October 2002.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below for the last year the Partnership owned and operated cable television systems:

                                                              For the Year Ended
                                                                 December 31
                                                                     1999
                                                               -------------

         Maintenance and repairs...........................             $198
                                                               =============

         Taxes, other than income and payroll taxes........           $5,069
                                                               =============

         Advertising.......................................              $63
                                                               =============

         Depreciation of property, plant and equipment.....          $61,589
                                                               =============

         Amortization of intangible assets.................          $13,999
                                                               =============

CABLE TV FUND 14-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

(7)      UNAUDITED SUPPLEMENTARY DATA

         Selected unaudited quarterly financial information is presented below:

                                              First         Second          Third         Fourth           Total
2001                                         Quarter        Quarter        Quarter        Quarter          Year
----                                      --------------  ------------   ------------   ------------    ------------
Net loss..................................     ($42,975)     ($51,133)      ($26,202)      ($38,710)      ($159,020)
Net loss per limited partnership unit.....         (.16)         (.20)          (.10)          (.15)           (.61)
Weighted average number of limited
   partnership units outstanding..........      261,353       261,353        261,353        261,353         261,353

                                              First         Second          Third         Fourth           Total
2000                                         Quarter        Quarter        Quarter        Quarter          Year
----                                      --------------  ------------   ------------   ------------    ------------
Net loss..................................     ($59,924)     ($49,134)      ($31,045)      ($52,317)      ($192,420)
Net loss per limited partnership unit.....         (.23)         (.19)          (.12)          (.20)           (.74)
Weighted average number of limited
   partnership units outstanding..........      261,353       261,353        261,353        261,353         261,353

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2001 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts has served as Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts has served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Manager of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He is also a Director of the Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 42 years old.

     Lawrence S. Smith has served as Executive Vice President and a Director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 54 years old.

      Stanley L. Wang has served as Executive Vice President - Law and Administration, Secretary and a Director of the General Partner since January 2000. Prior to that time, Mr. Wang served as a Senior Vice President and Secretary and a Director of the General Partner since April 1999. Mr. Wang was named Executive Vice President - Law and Administration of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Secretary and General Counsel of Comcast Corporation for more than five years. He is 61 years old.

      John R. Alchin has served as Executive Vice President and Treasurer of the General Partner since January 2000. Prior to that time, Mr. Alchin served as a Senior Vice President and Treasurer and a Director of the General Partner since April 1999. Mr. Alchin was named an Executive Vice President of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 53 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner. He is 45 years old.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     As of December 31, 2001, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses its General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its General Partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the years ended December 31, 2001, 2000 and 1999, such reimbursements totaled $86,673, $119,231 and $82,371, respectively.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of ours are included in Part II, Item 8:

       Independent Auditors' Report......................................5
       Balance Sheet--December 31, 2001 and 2000.........................6
       Statement of Operations--Years
       Ended December 31, 2001, 2000 and 1999............................7
       Statement of Partners' Capital--
       Years Ended December 31, 2001, 2000 and 1999......................8
       Statement of Cash Flows--Years
       Ended December 31, 2001, 2000 and 1999............................9
       Notes to Financial Statements....................................10

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None

(c)  Reports on Form 8-K:

     None

(d)  Exhibits filed herewith:

     4.1  Limited   Partnership   Agreement   for  Cable  TV  Fund   14-B,   Ltd
          (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

     99.1 Arthur Andersen LLP Representations for Cable TV Fund 14-B, Ltd. dated as of March 26, 2002.

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

                                      CABLE TV FUND 14-B, LTD.,
                                      a Colorado limited partnership

                                      By:   Comcast Cable Communications, Inc.,
                                            a Delaware corporation, its
                                            General Partner


                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
Dated: March 29, 2002                       Vice Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      By:   /s/ Ralph J. Roberts
                                            ------------------------------------
                                            Ralph J. Roberts
Dated: March 29, 2002                       Chairman; Director

                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
                                            Vice Chairman; Director
Dated: March 29, 2002                       (Principal Executive Officer)

                                      By:   /s/ Lawrence S. Smith
                                            ------------------------------------
                                            Lawrence S. Smith
Dated: March 29, 2002                       Executive Vice President; Director

                                      By:   /s/ Stanley L. Wang
                                            ------------------------------------
                                            Stanley L. Wang
                                            Executive Vice President; Secretary;
Dated: March 29, 2002                       Director

                                      By:   /s/ John R. Alchin
                                            ------------------------------------
                                            John R. Alchin
                                            Executive Vice President; Treasurer
Dated: March 29, 2002                       (Principal Financial Officer)

                                      By:   /s/ Lawrence J. Salva
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
Dated: March 29, 2002                       (Principal Accounting Officer)