Form 10-Q
period 2002-09-30
CABLE TV FUND 14 B LTD
filed 2002-11-13
CIK 821480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended
                               SEPTEMBER 30, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
                Exact name of registrant as specified in charter

             Colorado                                           84-1024658
------------------------------------                   -------------------------
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

                                             CONDENSED BALANCE SHEET
                                             -----------------------
                                                   (Unaudited)


                                                                        September 30,           December 31,
                                ASSETS                                      2002                    2001
                                ------                                 ----------------        ----------------

Cash ................................................................         $144,572                $230,893
                                                                       ---------------         ---------------

       Total assets..................................................         $144,572                $230,893
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
   Advances from affiliates..........................................           $1,000                 $11,125
                                                                       ---------------         ---------------

       Total liabilities.............................................            1,000                  11,125
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Accumulated deficit...............................................           (1,000)                 (1,000)
                                                                       ---------------         ---------------


                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (261,353 units outstanding
     at September 30, 2002 and December 31, 2001)....................      112,127,301             112,127,301
   Distributions.....................................................     (112,853,367)           (112,853,367)
   Accumulated earnings..............................................          869,638                 945,834
                                                                       ---------------         ---------------

                                                                               143,572                 219,768
                                                                       ---------------         ---------------

       Total liabilities and partners' capital.......................         $144,572                $230,893
                                                                       ===============         ===============


See notes to condensed financial statements.



                                                CABLE TV FUND 14-B, LTD.
                                                ------------------------
                                                (A Limited Partnership)

                                           CONDENSED STATEMENT OF OPERATIONS
                                           ---------------------------------
                                                      (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                               2002           2001            2002           2001
                                                            ------------   ------------    ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income........................................         $737         $2,809          $2,618        $13,603
   Administrative expense and other, net..................      (19,742)       (29,011)        (78,814)      (133,913)
                                                            -----------    -----------     -----------    -----------

NET LOSS                                                       ($19,005)      ($26,202)       ($76,196)     ($120,310)
                                                            ===========    ===========     ===========    ===========

ALLOCATION OF NET LOSS:
   General Partner........................................  $              $               $              $
                                                            ===========    ===========     ===========    ===========

   Limited Partners.......................................     ($19,005)      ($26,202)       ($76,196)     ($120,310)
                                                            ===========    ===========     ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT.....................       ($0.07)        ($0.10)         ($0.29)        ($0.46)
                                                            ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING..........................      261,353        261,353         261,353        261,353
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

                                                           2

                                                 CABLE TV FUND 14-B, LTD.
                                                 ------------------------
                                                 (A Limited Partnership)

                                            CONDENSED STATEMENT OF CASH FLOWS
                                            ---------------------------------
                                                       (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            2002               2001
                                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................            ($76,196)         ($120,310)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       (Decrease) increase in advances from affiliates..........................             (10,125)            13,268
                                                                                         -----------        -----------

         Net cash used in operating activities..................................             (86,321)          (107,042)

Cash, beginning of period.......................................................             230,893            395,531
                                                                                         -----------        -----------

Cash, end of period.............................................................            $144,572           $288,489
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



                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2002, the condensed statement of operations for the three and nine months ended September 30, 2002 and 2001, and the condensed statement of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Cable TV Fund 14-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for all periods presented have been made.

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

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001 were $10,669, $17,967, $37,669 and
$68,706, respectively.

(3) Commitments and Contingencies

Litigation Challenging Jones Intercable's Acquisition of Certain Cable Systems

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

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. In September 2002, the court granted the plaintiffs' motion for class certification.

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

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case is now proceeding to discovery and the trial date, originally scheduled for October 2002, has been rescheduled for January 2003.

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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at September 30, 2002 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

         Administrative  expenses and other, net in the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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


                                        CABLE TV FUND 14-B, LTD.

                                        BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                              ----------------------------------
                                              General Partner


                                        By:   /s/ Lawrence J. Salva
                                              ----------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)

Dated:  November 13, 2002

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of Cable TV Fund 14-B,
     Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Brian L. Roberts
---------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of Cable TV Fund 14-B,
     Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ Lawrence S. Smith
--------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of Cable TV Fund 14-B,
     Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ John R. Alchin
---------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer