Form 10-K
period 2002-12-31
CABLE TV FUND 14 B LTD
filed 2003-03-31
CIK 821480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002
                                       OR
[_ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________

                         Commission file number: 0-16200

                            CABLE TV FUND 14-B, LTD.
             (Exact name of registrant as specified in its charter)


               Colorado                                  84-1024658
--------------------------------------       -----------------------------------
         State of organization                (IRS Employer Identification No.)

        c/o Comcast Corporation
          1500 Market Street,
      Philadelphia, PA 19102-2148                      (215) 665-1700
--------------------------------------       -----------------------------------
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


             Yes  X                               No
                -----                               ------

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

                                       CABLE TV FUND 14-B, LTD.
                                     2002 FORM 10-K ANNUAL REPORT
                                          TABLE OF CONTENTS

                                                PART I

Item 1    Business..............................................................................   1
Item 2    Properties............................................................................   1
Item 3    Legal Proceedings.....................................................................   1
Item 4    Submission of Matters to a Vote of Security Holders...................................   3


                                               PART II

Item 5    Market for the Registrant's Common Stock and Related Security Holder Matters..........   3
Item 6    Selected Financial Data...............................................................   4
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations.   4
Item 8    Financial Statements..................................................................   5
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  17


                                               PART III

Item 10   Directors and Executive Officers of the Registrant....................................  17
Item 11   Executive Compensation................................................................  17
Item 12   Security Ownership of Certain Beneficial Owners and Managers..........................  17
Item 13   Certain Relationships and Related Transactions........................................  18
Item 14   Controls and Procedures...............................................................  18
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  18

SIGNATURES......................................................................................  19
CERTIFICATIONS..................................................................................  20

     This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.       BUSINESS

     The Partnership. Cable TV Fund 14-B, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast Cable Communications, Inc., a Delaware corporation, is the General Partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership has sold off all of its cable television systems. The Partnership currently conducts no operations and is expected to be dissolved when the remaining litigation against it is concluded.

     General Partner. On April 7, 1999, Comcast Holdings Corporation (formerly Comcast Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.       PROPERTIES

     As of December 31, 2002, the Partnership did not own any cable television systems.


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

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously. All amounts to be paid, if any, as a result of the litigation described above are the responsibility of the General Partner, subject to any indemnification rights of the General Partner pursuant to the terms of the limited partnership agreements.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case was proceeding to discovery and the trial date, originally scheduled for October 2002, was rescheduled for January 2003.

     The case was settled by confidential written settlement agreement effective December 13, 2002. The parties to the settlement agreement are (i) Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM Investments, LLC, KH Financial, Inc., W. Robert Kohorst and David Lesser, and
(ii) Comcast Cable Communications, Inc. (as successor to Jones Intercable, Inc.), Jones Cable Corporation, Jones Spacelink Cable Corporation, Jones Cable Income Fund 1-A Ltd., Jones Cable Income Fund 1-B, Ltd., Cable TV Fund 12-A, Ltd., Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D,
Ltd., Cable TV Fund 14-A, Ltd., Cable TV Fund 14-B, Ltd., Cable TV Fund 15-A, Ltd., Jones Spacelink Income Growth Fund 1-A, Ltd., IDS/Jones Growth Partners II, L.P. and Jones Growth Partners, L.P. Pursuant to the settlement agreement, a dismissal of the action with prejudice was entered by the Court on January 6, 2003. All amounts paid as a result of the litigation described above were paid by the General Partner.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2002, the number of equity security holders in the Partnership was 15,427.

ITEM 6.       SELECTED FINANCIAL DATA


                                                               For the Year Ended December 31,
                                        -----------------------------------------------------------------------------

Cable TV Fund 14-B, Ltd. (1)               2002         2001             2000             1999              1998
                                        -----------  -----------     -------------    -------------     -------------

Revenues................................$            $               $                     $237,069       $15,524,182
Depreciation and Amortization...........                                                     75,588         5,571,215
Operating Income (Loss).................                                                     19,245          (443,961)
Minority Interest in Consolidated
     Net Income.........................                                                                  (22,599,271)
Net (Loss) Income.......................   (104,502)    (159,020)         (192,420)       4,890,713 (3)    70,865,360 (2)
Net (Loss) Income per Limited
  Partnership Unit......................       (.40)        (.61)             (.74)           18.70 (3)        268.29 (2)
Weighted Average Number of Limited
     Partnership Units Outstanding......    261,353      261,353           261,353          261,353           261,353
General Partner's Deficit...............                                                                       (2,721)
Limited Partners' Capital...............    115,266      219,768           378,788          571,208         5,668,577
Total Assets............................    124,861      230,893           395,531          571,208         5,781,669
Debt....................................                                                                       25,981
General Partner Advances................      9,595       11,125            16,743

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

FINANCIAL CONDITION

     The only asset of the Partnership at December 31, 2002 was its cash on hand of approximately $125,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid, if any, as a result of the pending litigation against the Partnership are the responsibility of the General Partner, subject to any indemnification rights of the General Partner pursuant to the terms of the limited partnership agreements (see Item 3 - Legal Proceedings).

     Taking into account all distributions that have been made at December 31, 2002, the Partnership's limited partners have received $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television systems and therefore, a discussion of the results of operations would not be meaningful. Administrative and other expense, net of $107,648, $174,390 and $210,646 incurred in 2002, 2001 and 2000, respectively, primarily related to various costs associated with the administration of the Partnership. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.

ITEM 8.       FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002 follow.

INDEPENDENT AUDITORS' REPORT

To the Partners of Cable TV Fund 14-B, Ltd.:

We have audited the accompanying balance sheet of Cable TV Fund 14-B, Ltd. (a Colorado limited partnership) as of December 31, 2002, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cable TV Fund 14-B, Ltd. as of December 31, 2001 and the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of Cable TV Fund 14-B, Ltd. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the administrative expenses of the Partnership are paid for by the General Partner and are reimbursed by the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid, if any, as a result of the litigation described in Note 5 are the responsibility of the General Partner, subject to any indemnification rights of the General Partner pursuant to the terms of the limited partnership agreements.


Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 31, 2003

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

                                                         /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
March 26, 2002.


NOTE: This Audit Report is a copy of the Report of Independent Public Accountants from our December 31, 2001 Annual Report on Form 10-K, filed March 29, 2002, and has not been reissued by Arthur Andersen, LLP.

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

BALANCE SHEET



                                                                                    December 31,

                                ASSETS                                      2002                    2001
                                                                       ---------------         ---------------
Cash...................................................................       $124,861                $230,893
                                                                       ---------------         ---------------

         Total assets..................................................       $124,861                $230,893
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates............................................         $9,595                 $11,125
                                                                       ---------------         ---------------

         Total liabilities.............................................          9,595                  11,125
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital.................................................          1,000                   1,000
   Accumulated deficit.................................................         (1,000)                 (1,000)
                                                                       ---------------         ---------------


                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (261,353 units outstanding
         at December 31, 2002 and 2001)................................    112,127,301             112,127,301
   Distributions.......................................................   (112,853,367)           (112,853,367)
   Accumulated earnings................................................        841,332                 945,834
                                                                       ---------------         ---------------

                                                                               115,266                 219,768
                                                                       ---------------         ---------------

         Total liabilities and partners' capital.......................       $124,861                $230,893
                                                                       ===============         ===============



See notes to financial statements.

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

STATEMENT OF OPERATIONS



                                                                          Year Ended December 31,

                                                                  2002              2001             2000
                                                              -------------    --------------    -------------
OTHER INCOME (EXPENSE):
   Interest expense...........................................$                $                       ($4,736)
   Interest income............................................        3,146            15,370           22,962
   Administrative expenses and other, net.....................     (107,648)         (174,390)        (210,646)
                                                              -------------    --------------    -------------

NET LOSS......................................................    ($104,502)        ($159,020)       ($192,420)
                                                              =============    ==============    =============

ALLOCATION OF NET LOSS:
   General Partner............................................$                $                 $
                                                              =============    ==============    =============

   Limited Partners...........................................    ($104,502)        ($159,020)       ($192,420)
                                                              =============    ==============    =============

NET LOSS PER LIMITED PARTNERSHIP UNIT.........................       ($0.40)           ($0.61)          ($0.74)
                                                              =============    ==============    =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING..........................................      261,353           261,353          261,353
                                                              =============    ==============    =============



See notes to financial statements.

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL



                                                                          Year Ended December 31,

                                                                  2002              2001             2000
                                                              -------------     -------------    -------------

GENERAL PARTNER:
   Balance, beginning of year.................................$                 $                $
   Net income.................................................
                                                              -------------     -------------    -------------

   Balance, end of year.......................................$                 $                $
                                                              =============     =============    =============


LIMITED PARTNERS:
   Balance, beginning of year.................................     $219,768          $378,788         $571,208
   Net loss...................................................     (104,502)         (159,020)        (192,420)
                                                              -------------     -------------    -------------

   Balance, end of year.......................................     $115,266          $219,768         $378,788
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,

                                                                    2002              2001              2000
                                                                -------------     -------------    --------------

OPERATING ACTIVITIES:
   Net loss.....................................................    ($104,502)        ($159,020)        ($192,420)
   Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
              (Decrease) increase in advances from affiliates ..       (1,530)           (5,618)          587,951
                                                                -------------     -------------    --------------

                Net cash (used in) provided by operating activities  (106,032)         (164,638)          395,531

Cash, beginning of year.........................................      230,893           395,531
                                                                -------------     -------------    --------------

Cash, end of year...............................................     $124,861          $230,893          $395,531
                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................$                          $983           $10,513
                                                                =============     =============    ==============




See notes to financial statements.

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND PARTNERS' INTERESTS

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

     General Partner
     On  April  7,  1999,   Comcast  Holdings   Corporation   (formerly  Comcast
     Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners. After such time, all profits and losses are allocated 75% to the limited partners and 25% to the General Partner. When the General Partner's capital has been reduced to zero, all profits and losses are allocated 100% to the limited partners.

     Taking into account all distributions that have been made at December 31, 2002, the Partnership's limited partners have received $432 for each $500 limited partnership interest, or $864 for each $1,000 invested in the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Partnership's tax returns are also prepared on the accrual basis.

     Management's Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

     assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     For purposes of the Statement of Cash Flows, the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Distribution Ratios and Reimbursements
     Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, equaled 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner. When the General Partner's capital has been reduced to zero, all profits and losses are allocated 100% to the limited partners.

     All administrative expenses are paid for by the General Partner and are reimbursed by the Partnership. In addition, the Partnership reimburses its General Partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, who provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner by the Partnership for these administrative expenses during the years ended December 31, 2002, 2001 and 2000 were $48,338, $86,673 and $119,231, respectively. Such charges were included in Administrative expenses and other, net in the accompanying Statement of Operations.

     The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid, if any, as a result of the litigation described in Note 5 are the responsibility of the General Partner.

4.   INCOME TAXES

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

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

5.   COMMITMENTS AND CONTINGENCIES

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

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

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

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S.
     District Court, District of Colorado, Civil Action No. 99-B- 1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

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

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously. As discussed in Note 3, all amounts paid in connection with this litigation were paid by the General Partner, subject to any indemnification rights of the General Partner pursuant to the terms of the limited partnership agreements.

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

CABLE TV FUND 14-B, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

     partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. In August 2000, all plaintiffs except KM Investments appealed this ruling to the California State Court of Appeal for the Second Appellate District. In June 2001, the appellate court ruled that all of the plaintiffs have standing to bring the action, and the trial court's judgment was reversed. The case was proceeding to discovery and the trial date, originally scheduled for October 2002, was rescheduled for January 2003.

     The case was settled by confidential written settlement agreement effective December 13, 2002. The parties to the settlement agreement are (i) Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM Investments, LLC, KH Financial, Inc., W. Robert Kohorst and David Lesser, and (ii) Comcast Cable Communications, Inc. (as successor to Jones Intercable, Inc.), Jones Cable Corporation, Jones Spacelink Cable Corporation, Jones Cable Income Fund 1-A Ltd., Jones Cable Income Fund 1-B, Ltd., Cable TV Fund 12-A, Ltd., Cable TV Fund 12-B, Ltd., Cable TV Fund
     12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd., Cable TV Fund 14-B, Ltd., Cable TV Fund 15-A, Ltd., Jones Spacelink Income Growth Fund 1-A, Ltd., IDS/Jones Growth Partners II, L.P. and Jones Growth Partners, L.P. Pursuant to the settlement agreement, a dismissal of the action with prejudice was entered by the Court on January 6, 2003. As discussed in Note 3, all amounts paid in connection with this litigation were paid by the General Partner.

6.   UNAUDITED SUPPLEMENTARY DATA

     Selected unaudited quarterly financial information is presented below:

                                              First         Second          Third         Fourth           Total
2002                                         Quarter        Quarter        Quarter        Quarter          Year
                                          -------------   -----------    -----------    -----------     -----------
Net loss..................................     ($14,635)     ($42,556)      ($19,005)      ($28,306)      ($104,502)
Net loss per limited partnership unit.....         (.06)         (.16)          (.07)          (.11)           (.40)
Weighted average number of limited
     partnership units outstanding........      261,353       261,353        261,353        261,353         261,353

                                                  First        Second          Third         Fourth           Total
2001                                            Quarter       Quarter        Quarter        Quarter            Year
                                          -------------   -----------    -----------    -----------     -----------
Net loss..................................     ($42,975)     ($51,133)      ($26,202)      ($38,710)      ($159,020)
Net loss per limited partnership unit.....         (.16)         (.20)          (.10)          (.15)           (.61)
Weighted average number of limited
     partnership units outstanding........      261,353       261,353        261,353        261,353         261,353

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2002 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Brian L. Roberts was named Chairman of the General Partner's Board of Directors in November 2002. Mr. Roberts had served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a director of Comcast for more than five years. As of December 31, 2002, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of Comcast Corporation's two classes of voting common stock. Mr. Roberts is the Chief Executive Officer of the General Partner and of Comcast Corporation. He is also a director of The Bank of New York Company, Inc. He is 43 years old.

     Lawrence S. Smith has served as Executive Vice President and a director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast for more than five years. Mr. Smith is the Co-Chief
Financial Officer of the General Partner and of Comcast Corporation. He is 55 years old.

     John R. Alchin has served as Executive Vice President and Treasurer of the General Partner since January 2000. Prior to that time, Mr. Alchin served as a Senior Vice President and Treasurer and a director of the General Partner since April 1999. Mr. Alchin was named an Executive Vice President of Comcast in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast for more than five years. Mr. Alchin is the Co-Chief
Financial Officer of the General Partner and of Comcast Corporation. He is 54 years old.

     David L. Cohen joined Comcast in July 2002 as Executive Vice President. Prior to that time, he was Partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is a director of the General Partner. He is 47 years old.

     Arthur R. Block was named a director of the General Partner's Board of Directors in November 2002. Mr. Block has served as a Senior Vice President and General Counsel for Comcast since January 2000. Prior to January 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast for more than five years. Mr. Block also was named Secretary of Comcast Corporation in November 2002. He is 48 years old.

     Lawrence J. Salva was named Controller of Comcast Corporation in November 2002. Mr. Salva joined Comcast in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President of the General Partner. He is 46 years old.

ITEM 11.      EXECUTIVE COMPENSATION

     The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by the General Partner to the Partnership. See Item 13.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     As of December 31, 2002, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the years ended December 31, 2002, 2001 and 2000, such reimbursements totaled $48,338, $86,673 and $119,231, respectively.

                                    PART IV.

ITEM 14.      CONTROLS AND PROCEDURES

     (a) Controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements of ours are included in Part II, Item 8:

              Independent Auditors' Reports ..................................6
              Balance Sheet--December 31, 2002 and 2001.......................8
              Statement of Operations--
              Years Ended December 31, 2002, 2001 and 2000....................9
              Statement of Partners' Capital--
              Years Ended December 31, 2002, 2001 and 2000...................10
              Statement of Cash Flows--
              Years Ended December 31, 2002, 2001 and 2000...................11
              Notes to Financial Statements .................................12

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


                                                           CABLE TV FUND 14-B, LTD.,
                                                           a Colorado limited partnership


                                                           By:   Comcast Cable Communications, Inc.,
                                                                 a Delaware corporation, its General Partner


                                                           By:   /s/ Brian L. Roberts
                                                                 ----------------------------------------------------
                                                                 Brian L. Roberts
Dated: March 28, 2003                                            Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                           By:   /s/ Brian L. Roberts
                                                                 ----------------------------------------------------
                                                                 Brian L. Roberts
                                                                 Chairman; Director
Dated: March 28, 2003                                            (Principal Executive Officer)

                                                           By:   /s/ Lawrence S. Smith
                                                                 ----------------------------------------------------
                                                                 Lawrence S. Smith
Dated: March 28, 2003                                            Executive Vice President; Director
                                                                 (Co-Principal Financial Officer)

                                                           By:   /s/ John R. Alchin
                                                                 ----------------------------------------------------
                                                                 John R. Alchin
                                                                 Executive Vice President; Treasurer
Dated: March 28, 2003                                            (Co-Principal Financial Officer)

                                                           By:   /s/ David L. Cohen
                                                                 ----------------------------------------------------
                                                                 David L. Cohen
Dated: March 28, 2003                                            Executive Vice President; Director

                                                           By:   /s/ Arthur R. Block
                                                                 ----------------------------------------------------
                                                                 Arthur R. Block
                                                                 Senior Vice President; General Counsel;
Dated: March 28, 2003                                            Secretary; Director

                                                           By:   /s/ Lawrence J. Salva
                                                                 ----------------------------------------------------
                                                                 Lawrence J. Salva
                                                                 Senior Vice President
Dated: March 28, 2003                                            (Principal Accounting Officer)


                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1.   I have  reviewed  this  annual  report on Form 10-K of Cable TV Fund  14-B,
     Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



/s/ Brian L. Roberts
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1.   I have  reviewed  this  annual  report on Form 10-K of Cable TV Fund  14-B,
     Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   Registrant's   other   certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



/s/ Lawrence S. Smith
-------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1.   I have  reviewed  this  annual  report on Form 10-K of Cable TV Fund  14-B,
     Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



/s/ John R. Alchin
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer