Form 10-Q
period 2003-06-30
CABLE TV FUND 14 B LTD
filed 2003-08-06
CIK 821480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

        [x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                  JUNE 30, 2003

        [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
                Exact name of registrant as specified in charter


                 Colorado                               84-1024658
-------------------------------------          ---------------------------------
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


                            CABLE TV FUND 14-B, LTD.
                            -----------------------
                             (A Limited Partnership)

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)


                                                                   June 30,              December 31,
                                ASSETS                               2003                    2002
                                ------                         -------------           -------------

Cash ................................................          $     125,402           $     124,861
                                                               -------------           -------------

     Total assets ...................................          $     125,402           $     124,861
                                                               =============           =============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
   Advances from affiliates .........................          $      66,369           $       9,595
                                                               -------------           -------------

         Total liabilities ..........................                 66,369                   9,595
                                                               -------------           -------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital ..............................                  1,000                   1,000
   Accumulated deficit ..............................                 (1,000)                 (1,000)
                                                               -------------           -------------


                                                               -------------           -------------

Limited Partners-
   Net contributed capital (261,353 units outstanding
         at June 30, 2003 and December 31, 2002) ....            112,127,301             112,127,301
   Distributions ....................................           (112,853,367)           (112,853,367)
   Accumulated earnings .............................                785,099                 841,332
                                                               -------------           -------------

                                                                      59,033                 115,266
                                                               -------------           -------------

         Total liabilities and partners' capital ....          $     125,402           $     124,861
                                                               =============           =============


See notes to condensed financial statements


                                        1


                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2003           2002            2003           2002
                                                 ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
   Interest income .........................     $     252      $     873      $     541      $   1,881
   Administrative expenses and other .......       (35,925)       (43,429)       (56,774)       (59,072)
                                                 ---------      ---------      ---------      ---------

NET LOSS ...................................     ($ 35,673)     ($ 42,556)     ($ 56,233)     ($ 57,191)
                                                 =========      =========      =========      =========

ALLOCATION OF NET LOSS:
   General Partner .........................             $              $              $              $
                                                 =========      =========      =========      =========

   Limited Partners ........................     ($ 35,673)     ($ 42,556)     ($ 56,233)     ($ 57,191)
                                                 =========      =========      =========      =========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT ........................     ($   0.14)     ($   0.16)     ($   0.22)     ($   0.22)
                                                 =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING ...........       261,353        261,353        261,353        261,353
                                                 =========      =========      =========      =========




See notes to condensed financial statements


                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     2003               2002
                                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................          ($ 56,233)          ($ 57,191)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
              Increase in advances from affiliates .....................             56,774              33,304
                                                                                  ---------           ---------

                  Net cash provided by (used in) operating activities ..                541             (23,887)

Cash, beginning of period ..............................................            124,861             230,893
                                                                                  ---------           ---------

Cash, end of period ....................................................          $ 125,402           $ 207,006
                                                                                  =========           =========



See notes to condensed financial statements.

                            CABLE TV FUND 14-B, LTD.
                            -----------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of June 30, 2003, the condensed statement of operations for the three and six months ended June 30, 2003 and 2002, and the condensed statement of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented have been made.

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

      The Partnership owns no properties. The Partnership has continued in existence because of pending litigation to which the Partnership is a party (see
Note 3).

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 were $618, $12,859, $1,236 and $27,000, respectively.

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

      In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of

                            CABLE TV FUND 14-B, LTD.
                          ----------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                                   (Unaudited)

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

                            CABLE TV FUND 14-B, LTD.
                          ----------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ----------------------------------------
                                   (Unaudited)


      On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement. Because these are class and derivative actions, notice of the settlement was sent to the limited partners on August 5, 2003. The settlement must be approved by the court. The court has set a hearing for final approval of the settlement for September 24, 2003.

      If the settlement is approved by the court, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

      All amounts to be paid as a result of the litigation described above are the responsibility of the General Partner, subject to indemnification and other rights of the General Partner pursuant to the terms of the limited partnership agreements.

                            CABLE TV FUND 14-B, LTD.
                         -------------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         --------------------------------------------------------------
                              RESULTS OF OPERATIONS
                           --------------------------

FINANCIAL CONDITION
-------------------

      The only asset of the Partnership at June 30, 2003 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation to which the Partnership is a party described in
Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

      Administrative expenses and other in the accompanying condensed statement of operations represents various costs associated with the administration of the Partnership.

Item 4.  Controls and Procedures

      Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Refer to Note 3 to our condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

        31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 6, 2003