Form 10-Q
period 2004-03-31
CABLE TV FUND 14 B LTD
filed 2004-05-12
CIK 821480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 MARCH 31, 2004

[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

                         Commission File Number 0-16200

                            CABLE TV FUND 14-B, LTD.
                Exact name of registrant as specified in charter


              Colorado                                 84-1024658
    ----------------------------                ---------------------------
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




                            CABLE TV FUND 14-B, LTD.
                            -------------------------
                             (A Limited Partnership)

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)



                                ASSETS                                         March 31,         December 31,
                                ------                                           2004                2003
                                                                             -------------      -------------

Cash ...................................................................     $       1,469      $      19,434
                                                                             =============      =============

     Total assets ......................................................     $       1,469      $      19,434
                                                                             =============      =============


                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates............................................      $                  $       9,796
                                                                             -------------      -------------

         Total liabilities .............................................                                9,796
                                                                             -------------      -------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital .................................................             1,000              1,000
   Advances from affiliates ............................................            12,592
   Accumulated deficit .................................................           (12,123)            (1,000)
                                                                             -------------      -------------

                                                                                     1,469
                                                                             -------------      -------------

Limited Partners-
   Net contributed capital (261,353 units outstanding
         at March 31, 2004 and December 31, 2003) ......................       112,127,301        112,127,301
   Distributions .......................................................      (112,853,367)      (112,853,367)
   Accumulated earnings ................................................           726,066            735,704
                                                                             -------------      -------------

                                                                                                        9,638
                                                                             -------------      -------------

         Total liabilities and partners' capital .......................     $       1,469      $      19,434
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


                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)


                                                 Three Months Ended
                                                     March 31,
                                                2004           2003
                                             ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income ..................        $      35      $     289
   Administrative expense and other .          (20,796)       (20,849)
                                             ---------      ---------

NET LOSS ............................        ($ 20,761)     ($ 20,560)
                                             =========      =========

ALLOCATION OF NET LOSS:
   General Partner ..................        ($ 11,123)
                                             =========      =========

   Limited Partners .................        ($  9,638)     ($ 20,560)
                                             =========      =========

NET LOSS PER LIMITED PARTNERSHIP UNIT        ($   0.04)     ($   0.08)
                                             =========      =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING ....          261,353        261,353
                                             =========      =========


See notes to condensed financial statements.




                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)


                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                               2004            2003
                                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................     ($ 20,761)     ($ 20,560)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
              Increase in advances from affiliates .....................         2,796         20,849
                                                                             ---------      ---------

                  Net cash (used in) provided by operating activities ..       (17,965)           289

Cash, beginning of period ..............................................        19,434        124,861
                                                                             ---------      ---------

Cash, end of period ....................................................     $   1,469      $ 125,150
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


                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet of Cable TV Fund 14-B, Ltd. (the "Partnership") as of December 31, 2003 has been derived from the audited balance sheet as of that date. The Partnership's condensed balance sheet as of March 31, 2004 and its condensed statements of operations and of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary to present fairly the Partnership's financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation in which the Partnership is a party (see
Note 3).

         The quarterly financial information has not been reviewed by the Partnership's independent public accountants because the registrant believes it will qualify as an inactive registrant for its fiscal year ending December 31, 2004.

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide tax and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended March 31, 2004 and 2003 were $618 for each period.

         The Partnership does not have enough cash to reimburse the general partner for any administrative expenses incurred prior to the dissolution of the Partnership. Because the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 3 are the responsibility of the General Partner.

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

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
               ---------------------------------------------------
                                   (Unaudited)

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

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001,

                            CABLE TV FUND 14-B, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED
               ---------------------------------------------------
                                   (Unaudited)

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

                            CABLE TV FUND 14-B, LTD.
                            -------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at March 31, 2004 was its cash on hand. On March 31, 2004, the Partnership transferred substantially all of its remaining cash to the General Partner as a reimbursement for the allocated administrative expenses described in Note 2 to our condensed financial statements. The Partnership will no longer reimburse the General Partner, and these administrative expenses will be paid by the General Partner. The Partnership has continued in existence because of pending litigation to which the Partnership is a party, as described in Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

         Administrative   expenses  and  other  in  the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Controls and Procedures

         Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 12, 2004